Form 10QSB
period 1999-03-31
ADVANCED REFRIGERATION TECHNOLOGIES INC
filed 1999-08-16
CIK 1085661

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB



(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended MARCH 31, 1999

( )      Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1939 for the transition period       to
                                                        -----    -----

                       COMMISSION FILE NUMBER 000-25973
                                              ---------




                    ADVANCED REFRIGERATION TECHNOLOGIES, INC.
                    -----------------------------------------
             (Exact name of registrant as specified in its charter)



California                                               68-0406331
-------------------------------             ------------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)


        3197 Boeing Road, Cameron Park, Ca. 95682        530 677 3233
--------------------------------------------------------------------------------
  (Address of Principal Executive Offices, including Registrant's zip code and telephone number)

                                      NONE
         --------------------------------------------------------------
         Former name, former address and former fiscal year, if changed


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,), and (2) has been subject to such filing
requirements for the post 90 days. Yes   X   No
                                       -----    -----


The number of shares of the registrant's common stock issued as of July 14, 1999: 2,034,350 shares.


Transitional Small Business Disclosure Format (check one): Yes       No   X
                                                               -----    -----

                     TABLE OF CONTENTS                                      PAGE
                     -----------------                                      ----


PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

(a)      Balance Sheet                                                        3
(b)      Statement of Operations                                              4
(c)      Statement of Changes in Financial Position                           5
(d)      Statement of Shareholders' Equity                                    6
(e)      Notes to Financial Statements                                        7

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations                     8

PART II. OTHER INFORMATION                                                    8

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6
(a)      Exhibits
(b)      Reports on Form 8K

                    ADVANCED REFRIGERATION TECHNOLOGIES, INC.
                          (a development stage company)
                                  BALANCE SHEET
                   AS OF MARCH 31, 1999 AND DECEMBER 31, 1998
                                   (unaudited)


                                                                                 December 31,
                                                             March  31, 1999          1998
                                                             ---------------    ---------------

ASSETS

     Current assets

Cash                                                         $        1,369     $          360
Inventory                                                             3,084              3,584
Accounts receivable                                                     402                  -
                                                             ---------------    ---------------

     Total current assets                                    $        4,855     $        3,944

Equipment & furniture                                                25,542             25,542
                                                             ---------------    ---------------

     Total assets                                            $       30,397     $       29,486
                                                             ===============    ===============


LIABILITIES AND SHAREHOLDERS' EQUITY

     Current liabilities

Accounts payable                                             $       17,828     $       17,166
Accruals                                                              2,349                772
Loans from shareholders                                              12,160              2,560
                                                             ---------------    ---------------

     Total current liabilities                               $       32,337     $       20,498

Note payable-non current                                                  -             55,000

     Shareholders' equity

Common stock (no par value) 20,000,000 shares
authorized ; March 31, 1999-2,010,600 issued;
December 31, 1998-1,497,200 issued                           $      127,623     $       61,623
Deficit accumulated during development stage                       (129,563)          (107,635)
                                                             ---------------    ---------------

     Total shareholders' equity                              $       (1,940)    $      (46,012)

     Total liabilities and shareholders' equity              $       30,397     $       29,486
                                                             ===============    ===============

                    ADVANCED REFRIGERATION TECHNOLOGIES, INC.
                          (a development stage company)
                             STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                  AND FROM INCEPTION MARCH 5 TO MARCH 31, 1998
                                   (unaudited)


                                                              Three months       From inception
                                                                 ended             March 5 to
                                                             March 31, 1999      March 31, 1998
                                                             ---------------    ---------------

Sales                                                        $          775                  -

Cost of sales                                                           500
                                                             ---------------    ---------------
Gross profit                                                 $          275

Expenses

Payroll                                                      $       11,931     $        1,515
Patent                                                                    -                  -
Research                                                                258              1,010
Marketing                                                               101                161
Travel                                                                1,474              1,020
Office                                                                1,487                144
Postage                                                                  28                847
Utilities                                                                55                250
Telephone                                                               740                 24
Rent                                                                  2,485                260
Professional fees                                                     1,560                680
Public offering expense                                               1,673                  -
                                                             ---------------    ---------------
       Total expenses                                        $       21,792     $        5,911

Loss from operations                                                (21,517)            (5,911)

Interest expense                                                        411                  -
                                                             ---------------    ---------------

Net loss                                                     $      (21,928)    $       (5,911)
                                                             ===============    ===============

                    ADVANCED REFRIGERATION TECHNOLOGIES, INC.
                          (a development stage company)
                   STATEMENT OF CHANGES IN FINANCIAL POSITION
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
             AND THE PERIOD FROM INCEPTION MARCH 5 TO MARCH 31, 1998


                                                              Three months       From inception
                                                                 ended             March 5 to
                                                             March 31, 1999      March 31, 1998
                                                             ---------------    ---------------

Funds provided from (used for) operations
     Net (loss) during development stage                     $      (21,928)    $       (5,911)

Funds provided by (used for) working capital
     Inventory                                                          500                  -
     Accounts receivable                                               (402)                 -
     Accounts payable                                                   662              1,038
     Accruals                                                         1,577                149
     Loans                                                            9,600            (16,173)

Funds provided from (used for) financing activities
     Decrease in long term debt                                     (55,000)                 -
     Proceeds from sale of stock                                     66,000             17,206
                                                             ---------------    ---------------

Net funds provided from (used for) all activities            $        1,009     $       (3,691)

Cash balance at beginning of period                                     360              4,851

Cash balance at end of period                                $        1,369     $        1,160
                                                             ===============    ===============

                    ADVANCED REFRIGERATION TECHNOLOGIES, INC.
                          (a development stage company)
                        STATEMENT OF SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                   (unaudited)


                                                                                 Common stock
                                                             -----------------------------------------------------
                                                                Number of           Amount           Deficiency
                                                                 shares
                                                             ---------------    ---------------    ---------------

Balance December 31, 1998                                         1,497,200     $       61,623     $     (107,635)

Common stock issued after acquisition                               149,900

Common stock issued under 504 public offering                       363,500             66,000

Net (loss) during development stage                                                                       (21,928)
                                                             ---------------    ---------------    ---------------

Balance March 31, 1999                                            2,010,600     $      127,623     $     (129,563)
                                                             ===============    ===============    ===============

                    ADVANCED REFRIGERATION TECHNOLOGIES, INC.
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                   (unaudited)



1.   GENERAL

     The financial statements have been prepared by management without audit and should be read in conjunction with the financial statements and notes thereto for the year 1998. The Company is still in the development stage and the results of interim periods are not indicative of the results for the year. The accompanying financial statements reflect, in the opinion of management, all adjustments necessary for the fair presentation of the interim financial statements. In the opinion of management all such adjustments are of a normal and recurring nature.

     The Company has been in the development stage since it acquired the deficit accumulated by Nevada Energy Control Systems, Inc., in developing an evaporator fan control system. The Company's activities have consisted of obtaining financing and capital and initiating marketing of the product. On June 5, 1998 the Company commenced selling stock in compliance with an exemption from registration under the Federal securities laws provided by Regulation D, Rule 504 of the Securities and Exchange Commission. The Company filed a registration statement on Form 10SB12G with the Securities and Exchange Commission on May 4, 1999 and became a reporting company under
     Section 12(g) of the Securities and Exchange Act of 1934 as of July 6,
     1999.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     INVENTORY
     Inventory consists of finished evaporator fan controllers and parts for assembling additional units at historical cost. The Company has yet to determine the method of valuation of its inventories. Whatever method is elected would have no effect on the financial statements.

     INCOME TAXES
     The Company has a loss tax carry-forward resulting from the acquisition of Nevada Energy Control Systems, Inc. of approximately $42,000 and $64,800 from the year ended December 31, 1998. The Company has not recognized any tax benefit of such carry-forwards in the financial statements.

     GRANT
     The U. S. Department of Energy made a grant of $98,279 to the Company, of which the final $5,279 was included as a reduction of expenses in the statement of operations in 1998. The $98,279 expended for research and development is in addition to the funds expended by the Company, none of which has been deferred.


3.   OTHER MATTERS

     NOTE PAYABLE - LONG TERM
     During the period a note payable in the amount of $55,000 was converted to stock.

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

THIS ANALYSIS CONTAINS FORWARD-LOOKING COMMENTS WHICH ARE BASED ON CURRENT INFORMATION. ACTUAL RESULTS IN THE FUTURE MAY DIFFER MATERIALLY.

The Company is engaged in the business of designing, manufacturing and marketing energy efficiency and conservation products. The Company's first product, which is currently in production, is a patented evaporator fan controller for walk-in refrigerators and freezers, which can save the consumer from 30-40% in refrigeration energy costs. The Company is currently test marketing this product and has contracts for delivery of the product in August, 1999.

The Company has been in the development stage since its inception March 5, 1998. The comparison of the first quarter of 1999 with the period from March 5 to March 31, 1998 is not meaningful. The Company continues to develop the ART Evaporator Fan Controllers.

Year 2000 Compliance:
With respect to Year 2000 compliance, the Company manufactures a product which contains microprocessors. The source code for the microprocessors has been written so that it is not dependent on dates, but, instead, functions on a 24-hour internal timing routine. To this extent, all products currently being manufactured by the Company are Year 2000 compliant.

The Company has performed an audit of all of its computer hardware, internal accounting and software applications and found all to be Year 2000 compliant or capable. As of this date, the Company has been given assurances from its banking institution and transfer agent that they are working toward compliance or are in compliance. Although no assurances can be offered with respect to third party compliance, the Company believes there should be no significant effect on the Company's business, financial condition or results of operation from the Year 2000 situation.


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                              NONE

Item 2.  Changes in Securities and Use of Proceeds      NONE

Item 3.  Defaults On Senior Securities                  NONE

Item 4.  Submission of Items to a Vote                  NONE

Item 5.  Other Information                              NONE

Item 6
(a)      Exhibits                                       NONE
(b)      Reports on Form 8K                             NONE

                                   SIGNATURES

         In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Advanced Refrigeration Technologies, Inc.


         Dated: August 12, 1999               By:  /s/ Charles E. McEwan
                                                   ---------------------------
                                                   Charles E. McEwan, President



         Dated: August 12, 1999               By:  /s/ Clare C. Schrum
                                                   ---------------------------
                                                   Clare C. Schrum, Chief
                                                   Financial Officer