Form 10QSB
period 1999-06-30
ADVANCED REFRIGERATION TECHNOLOGIES INC
filed 1999-08-16
CIK 1085661

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB



(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended JUNE 30, 1999

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1939 for the transition period ____ to______


                       COMMISSION FILE NUMBER   000-25973
                                              -----------




                    ADVANCED REFRIGERATION TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



          California                                     68-0406331
----------------------------------             ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


             3197 Boeing Road, Cameron Park, Ca. 95682      530 677 3233
--------------------------------------------------------------------------------
    (Address of Principal Executive Offices, including Registrant's zip code and telephone number)

                                      NONE
         --------------------------------------------------------------
         Former name, former address and former fiscal year, if changed


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,), and (2) has been subject to such filing requirements for the post 90 days. Yes X No
                                      ---   ---


The number of shares of the registrant's common stock issued as of July 14, 1999: 2,034,350 shares.


Transitional Small Business Disclosure Format (check one): Yes    No X
                                                              ---   ---

                             TABLE OF CONTENTS                              PAGE
                             -----------------                              ----


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

(a)      Balance Sheet                                                        3
(b)      Statement of Operations                                              4
(c)      Statement of Changes in Financial Position                           5
(d)      Statement of Shareholders' Equity                                    6
(e)      Notes to Financial Statements                                        7

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations                     8

PART II. OTHER INFORMATION                                                    8

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6
(a)      Exhibits
(b)      Reports on Form 8K


                                    ADVANCED REFRIGERATION TECHNOLOGIES, INC.
                                         (a development stage company)
                                                BALANCE SHEET
                                    AS OF JUNE 30, 1999 AND DECEMBER 31, 1998
                                                 (unaudited)


                                                                         June 30, 1999       December 31, 1998
                                                                       -----------------     -----------------
ASSETS

     Current assets

Cash                                                                   $          5,651      $            360
Inventory                                                                         3,678                 3,584
Accounts receivable                                                                 402                     -
                                                                       -----------------     -----------------

     Total current assets                                              $          9,731      $          3,944

Equipment & furniture                                                            25,542                25,542
                                                                       -----------------     -----------------

     Total assets                                                      $         35,273      $         29,486
                                                                       =================     =================

LIABILITIES AND SHAREHOLDERS' EQUITY

     Current liabilities

Accounts payable                                                       $         13,984      $         17,166
Accruals                                                                          2,235                   772
Loans from shareholders                                                          12,670                 2,560
                                                                       -----------------     -----------------

     Total current liabilities                                         $         28,889      $         20,498

Note payable-non current                                                              -                55,000

     Shareholders' equity

Common stock (no par value) 20,000,000 shares
authorized; June 30, 1999-2,032,850 issued; December 31,
1998-1,497,200 issued                                                  $        153,548       $        61,623
Deficit accumulated during development stage                                   (147,164)             (107,635)
                                                                       -----------------     -----------------

     Total shareholders' equity                                        $          6,384      $        (46,012)

     Total liabilities and shareholders' equity                        $         35,273      $         29,486
                                                                       =================     =================


                                    ADVANCED REFRIGERATION TECHNOLOGIES, INC.
                                          (a development stage company)
                                             STATEMENT OF OPERATIONS
                                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999
                                    AND THE THREE MONTHS ENDED JUNE 30, 1998
                           AND FOR THE PERIOD FROM INCEPTION MARCH 5 TO JUNE 30, 1998
                                                  (unaudited)


                                                 Three months    Three months       Six months     From inception
                                                  ended June      ended June          ended          March 5 to
                                                   30, 1999        30, 1998        June 30, 1999    June 30, 1998
                                                --------------   --------------   --------------   --------------
Sales                                                       -                -    $         775                -

Cost of sales                                               -                -              500                -
                                                --------------   --------------   --------------   --------------
Gross profit                                                -                -    $         275                -

Expenses

Payroll                                         $       8,396    $       8,596    $      20,327    $      10,111
Patent                                                    470                -              470                -
Research                                                  280              353              538            1,363
Marketing                                                 267            1,416              368            1,577
Travel                                                  1,225            1,601            2,699            2,621
Office                                                    681              508            2,168              652
Postage                                                   204              420              232            1,267
Utilities                                                 258              624              313              874
Telephone                                                 844              899            1,584              923
Rent                                                    2,903            2,100            5,388            2,360
Professional fees                                           -            5,510            1,560            6,190
Taxes                                                     810                -              810                -
Grant                                                       -           (5,279)               -           (5,279)
Public offering expense                                   795            1,694            2,468            1,694
                                                --------------   --------------   --------------   --------------
       Total expenses                           $      17,133    $      18,442    $      38,925    $      24,353

Loss from operations                                  (17,133)         (18,442)         (38,650)         (24,353)

Interest expense                                          468                3              879                3
                                                --------------   --------------   --------------   --------------

Net loss                                        $     (17,601)   $     (18,445)   $     (39,529)   $     (24,356)
                                                ==============   ==============   ==============   ==============


                                    ADVANCED REFRIGERATION TECHNOLOGIES, INC.
                                         (a development stage company)
                                   STATEMENT OF CHANGES IN FINANCIAL POSITION
                                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                            AND THE PERIOD FROM INCEPTION MARCH 5 TO JUNE 30, 1998
                                                  (unaudited)



                                                                                   Six months          From inception
                                                                                     ended               March 5 to
                                                                                  June 30, 1999        June 30, 1998
                                                                                 --------------        --------------
Funds provided from (used for) operations
     Net (loss) during development stage                                         $     (39,529)        $     (24,356)

Funds provided by (used for) working capital
     Inventory                                                                             (94)               (1,684)
     Accounts receivable                                                                  (402)                    -
     Accounts payable                                                                   (3,182)                1,949
     Accruals                                                                            1,463                   548
     Loans                                                                              10,110                     -

Funds provided by (used for) equipment purchase                                                               (2,653)


Funds provided from (used for) financing activities
     Decrease in long term debt                                                        (55,000)              (16,173)
     Proceeds from sale of stock                                                        91,925                43,122
                                                                                 --------------        --------------

Net funds provided from (used for) all activities                                $       5,291         $         753

Cash balance at beginning of period                                                        360                 4,851

Cash balance at end of period                                                    $       5,651         $       5,604
                                                                                 ==============        ==============


                                    ADVANCED REFRIGERATION TECHNOLOGIES, INC.
                                          (a development stage company)
                                        STATEMENT OF SHAREHOLDERS' EQUITY
                                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                                   (unaudited)



                                                                       Common stock
                                                         ------------------------------------------
                                                          Number of       Amount       Deficiency
                                                            shares
                                                         ------------------------------------------

Balance December 31, 1998                                 1,497,200      $  61,623    $ (107,635)

Common stock issued after acquisition                       149,900

Common stock issued under 504 public offering               385,750         91,925

Net (loss) during development stage                                                      (39,529)
                                                         ------------------------------------------

Balance June 30, 1999                                     2,032,850      $ 153,548    $ (147,164)
                                                         ==========================================

                    ADVANCED REFRIGERATION TECHNOLOGIES, INC.
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                   (unaudited)


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

The Company has been in the development stage since its inception March 5, 1998. The comparison of the second quarter of 1999 with the second quarter of 1998 indicates that the Company is spending at about the same level. The comparison of the first six months of 1999 with the period from inception to June 30, 1998 is not very meaningful. The Company continues to develop the ART Evaporator Fan Controllers.

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