Form 10QSB/A
period 1999-06-30
ADVANCED REFRIGERATION TECHNOLOGIES INC
filed 1999-09-01
CIK 1085661

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                               Amendment No. 1 to
                                   FORM 10-QSB



(X) Amended quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended JUNE 30, 1999

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


The number of shares of the registrant's common stock issued as of June 30, 1999: 2,032,850 shares.


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

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6
(a)      Exhibits
(b)      Reports on Form 8K

SIGNATURES                                                                    9

FINANCIAL DATA SCHEDULE                                                      10


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



                                                                       Common stock
                                                         ------------------------------------------
                                                          Number of       Amount       Deficiency
                                                            shares
                                                         ------------------------------------------

Balance December 31, 1998                                 1,497,200      $  61,623    $ (107,635)

Common stock issued after acquisition (1)                   149,900

Common stock issued under 504 public
offering 1/1/99-3/31/99 (2)                                 363,500         66,000

Common stock issued under 504 public
offering 4/1/99-4/6/99 (2)                                    2,500          5,000

Common stock issued under 506 public
offering 4/7/99-6/30/99 (2)                                  19,750         20,925

Net (loss) during development stage                                                      (39,529)
                                                         ------------------------------------------

Balance June 30, 1999                                     2,032,850      $ 153,548    $ (147,164)
                                                         ==========================================


(1) During 1998 the Board of Directors of ART authorized the issuance of 1,235,000 restricted shares of stock to the founders and key people. 1,085,100 of these shares were issued during 1998 (these shares are included in the 12/31/98 balance); at the request of the authorized recipient, David J. Kimber, Vice President Marketing, his remaining 149,900 shares were not issued to him until January 1999.

(2) From 1/1/99 through 3/31/99 the number of shares issued in compliance with Reg. D, Rule 504 was 363,500. From 4/1/99 through 4/6/99, 2,500 additional shares were issued in compliance with Reg. D, Rule 504 (unrestricted shares). From 4/7/99 through 6/30/99, 19,750 shares were issued in compliance with Reg. D, Rule 506 (restricted shares). The total number of all these shares issued between 1/1/99 and 6/30/99 is 385,750.

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

     The Company has been in the development stage since it acquired the deficit accumulated by Nevada Energy Control Systems, Inc., in developing an evaporator fan control system. The Company's activities have consisted of obtaining financing and capital and initiating marketing of the product. On June 5, 1998 the Company commenced selling stock in compliance with an exemption from registration under the Federal securities laws provided by Regulation D, Rule 504 of the Securities and Exchange Commission. From April 6, 1999 through June 30, this stock was sold in compliance with Regulation D, Rule 506 (restricted shares.)

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

                                       Advanced Refrigeration Technologies, Inc.


         Dated: August 31, 1999               By: /s/ Charles E. McEwan
                                                   ---------------------------
                                                   Charles E. McEwan, President


         Dated: August 31, 1999               By:  /s/ Clare C. Schrum
                                                   ---------------------------
                                                   Clare C. Schrum, Chief
                                                   Financial Officer