Form 10QSB
period 1999-09-30
ADVANCED REFRIGERATION TECHNOLOGIES INC
filed 1999-11-09
CIK 1085661

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10 QSB



(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended SEPTEMBER 30, 1999

( ) Transition report pursuant of Section 13 or 15(d) of the Securities Exchange Act of 1939 for the transition period ____ to______


                        COMMISSION FILE NUMBER 000-25973
                                               ---------


                    ADVANCED REFRIGERATION TECHNOLOGIES, INC.
                    -----------------------------------------
             (Exact name of registrant as specified in its charter)



California                                    68-0406331
----------------------------------            ----------------------------------
(State or other jurisdiction of               (IRS Employer  Identification No.)
incorporation or organization)


3197 Boeing Road, Cameron Park, Ca. 95682     Telephone 530 677 3233
--------------------------------------------------------------------------------
(Address of Principal Executive Offices, including Registrant's zip code and telephone number)

                      NONE
--------------------------------------------------------------
Former name, former address and former fiscal year, if changed


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

The number of shares of the registrant's common stock as of September 30, 1999:
2,034,350 shares.

Transitional Small Business Disclosure Format (check one):   Yes   No X
                                                                ---  ---

                  TABLE OF CONTENTS                                         PAGE
                  -----------------                                         ----


PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

(a)      Balance Sheet                                                         3
(b)      Statement of Operations                                               4
(c)      Statement of Changes in Financial Position                            5
(d)      Statement of Shareholders' Equity                                     6
(e)      Notes to Financial Statements                                         7

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations                      8

Item 3.  Risks

PART II. OTHER INFORMATION                                                     9

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6
(a)      Exhibits
(b)      Reports on Form 8K

SIGNATURES                                                                    10

FINANCIAL DATA SCHEDULE                                                       11


                    ADVANCED REFRIGERATION TECHNOLOGIES, INC.
                          (a development stage company)
                                  BALANCE SHEET
                 AS OF SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                                   (unaudited)

                                                                         September 30,          December 31,
                                                                             1999                   1998
                                                                        ----------------      ----------------
ASSETS

     Current assets

Cash                                                                    $           329       $           360
Inventory                                                                         2,177                 3,584
Accounts receivable                                                                 833                     -
                                                                        ----------------      ----------------

     Total current assets                                               $         3,339       $         3,944

Equipment & furniture                                                            25,542                25,542
                                                                        ----------------      ----------------

     Total assets                                                       $        28,881       $        29,486
                                                                        ================      ================


LIABILITIES AND SHAREHOLDERS' EQUITY

     Current liabilities

Accounts payable                                                        $        12,951       $        17,166
Accruals                                                                          2,543                   772
Loans from shareholders                                                          17,620                 2,560
                                                                        ----------------      ----------------

     Total current liabilities                                          $        33,114       $        20,498

Note payable-non current                                                              -                55,000

     Shareholders' equity

Common stock (no par value) 20,000,000 shares authorized;
September 30, 1999-2,034,350 issued; December 31, 1998-
1,497,200 issued                                                        $       155,423       $        61,623
Deficit accumulated during development stage                                   (159,656)             (107,635)
                                                                        ----------------      ----------------

     Total shareholders' equity                                         $        (4,233)      $       (46,012)

     Total liabilities and shareholders' equity                         $        28,881       $        29,486
                                                                        ================      ================

                    ADVANCED REFRIGERATION TECHNOLOGIES, INC.
                          (a development stage company)
                             STATEMENT OF OPERATIONS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999
                  AND THE THREE MONTHS ENDED SEPTEMBER 30, 1998
         AND FOR THE PERIOD FROM INCEPTION MARCH 5 TO SEPTEMBER 30, 1998
                                   (unaudited)

                                                                                                 From inception
                               Three months ended   Three months ended    Nine months ended        March 5 to
                               September 30, 1999   September 30, 1998    September 30, 1999    September 30, 1998
                              -------------------- --------------------  -------------------   --------------------

Sales                         $             7,529  $             1,151   $            8,304    $             1,151

Cost of Sales                               2,293                  411                2,388                    411
                              -------------------- --------------------  -------------------   --------------------
Gross profit                  $             5,236  $               740   $            5,916    $               740

Expenses

Payroll                       $             7,097  $             8,358   $           27,424    $            18,469
Patent                                          -                  890                  470                    890
Research                                      335               (1,346)                 873                     17
Marketing                                     970                1,732                1,338                  3,309
Travel                                        970                5,519                3,670                  8,140
Office                                        947                2,346                3,474                  2,998
Postage                                        11                 (541)                 243                    726
Utilities                                     242                  164                  404                  1,038
Telephone                                     521                1,039                2,320                  1,962
Rent                                        2,488                1,140                7,572                  3,500
Professional fees                           2,100                2,365                3,661                  8,555
Taxes                                         718                   22                1,528                     22
Grant                                           -                    -                    -                 (5,279)
Public offering expense                       887                  549                3,310                  2,243
                              -------------------- --------------------  -------------------   --------------------
       Total expenses         $            17,286  $            22,237   $           56,287    $            46,590

Loss from operations                      (12,050)             (21,497)             (50,371)               (45,850)

Interest expense                              771                1,229                1,650                  1,232
                              -------------------- --------------------  -------------------   --------------------

Net loss                      $           (12,821) $           (22,726)  $          (52,021)   $           (47,082)
                              ==================== ====================  ===================   ====================

                    ADVANCED REFRIGERATION TECHNOLOGIES, INC.
                          (a development stage company)
                   STATEMENT OF CHANGES IN FINANCIAL POSITION
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
           AND THE PERIOD FROM INCEPTION MARCH 5 TO SEPTEMBER 30, 1998
                                   (unaudited)

                                                                                                   From inception
                                                                         Nine months ended           March 5 to
                                                                         September 30, 1999      September 30, 1998
                                                                        ---------------------    --------------------

Funds provided from (used for) operations
     Net (loss) during development stage                                $            (52,021)    $           (47,082)

Funds provided by (used for) working capital
     Inventory                                                                         1,407                  (1,684)
     Accounts receivable                                                               (833)                  (1,190)
     Accounts payable                                                                (4,215)                   6,930
     Accruals                                                                          1,771                     (34)
     Loans                                                                            15,060                   2,100

Funds provided by (used for) equipment purchase                                            -                  (2,653)


Funds provided from (used for) financing activities
     Decrease in long term debt                                                      (55,000)                (16,173)
     Proceeds from sale of stock                                                      93,800                  55,123
                                                                        ---------------------    --------------------

Net funds provided from (used for) all activities                       $                (31)     $           (4,663)

Cash balance at beginning of year                                                        360                   4,851
                                                                        ---------------------    --------------------

Cash balance at end of period                                           $                329     $               187
                                                                        =====================    ====================


                    ADVANCED REFRIGERATION TECHNOLOGIES, INC.
                          (a development stage company)
                        STATEMENT OF SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                   (unaudited)

                                                                       Common stock
                                                        -------------------------------------------
                                                           Number
                                                          of shares       Amount       Deficiency
                                                        -------------- -------------- -------------

Balance December 31, 1998                                   1,497,200  $      61,623  $   (107,635)

Common stock issued                                           537,150         93,800

Net (loss) during development stage                                                        (52,021)
                                                        -------------- -------------- -------------

Balance September 30, 1999                                  2,034,350  $     155,423  $   (159,656)
                                                        ============== ============== =============

                    ADVANCED REFRIGERATION TECHNOLOGIES, INC.
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                   (unaudited)

1.   GENERAL

     The financial statements have been prepared by management without audit and should be read in conjunction with the financial statements and notes thereto for the year 1998. The Company is still in the development stage and the results of interim periods are not indicative of the results for the year. The accompanying financial statements reflect, in the opinion of management, all adjustments necessary for the fair presentation of the interim financial statements. In the opinion of management, all such adjustments are of a normal and recurring nature.

     The Company has been in the development stage since it acquired the deficit accumulated by Nevada Energy Control Systems, Inc., in developing an evaporator fan control system. The Company's activities have consisted of obtaining financing and capital and initiating marketing of the product. The company filed a public offering as of June 5, 1998. Since that date the Company has sold stock in compliance with an exemption from registration under the Federal securities laws. Due to changes in requirements to be listed on the over the counter Bulletin Board by the National Association of Security Dealers, the Company filed Form 10-SB with the Securities and Exchange Commission May 5, 1999 and became a reporting company under
     Section 12(g) of the Securities and Exchange Act of 1934 as of July 6, 1999, in order to qualify for listing.


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

The Company filled the first major order for its ART 4000 product during this quarter. During the second week of August 1999, the Company shipped 25 units to San Diego City Schools; the units have been accepted and are being installed by the school district's maintenance staff. The school district estimates that these units will save the district, over the twenty year life of the product, at least $120,000. This savings will be generated by installing only 25 ART 4000 controllers.

The Company was also selected to supply ART 4000 units to Jack-In-The-Box fast food restaurants via a sub-contract from Sempra Energy Services. This order also includes some ART 5000 units. The ART 5000 unit keeps track of energy consumption and savings, and gives warnings of possible maintenance problems. This order only pertains to the Northern California restaurants. These shipments will be made in November and December.

The Company is also completing the design effort on the ART 6000, and plans to begin shipments of it in the first quarter of the year 2000.

The comparison of the third quarter of 1999 with the third quarter of 1998 indicates that the Company is spending at about the same level. The comparison of the first nine months of 1999 with the period from inception to September 30, 1998 is not very meaningful. The Company continues to develop the ART Evaporator Fan Controllers.

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

Item 3.  Risks

The Company will continue in its efforts to raise capital so that the ART Evaporator Fan Controllers can be sold and delivered. There can be no assurance that the Company will be able to obtain capital.

PART II. OTHER INFORMATION

Item 1.  Legal proceedings                                    NONE

Item 2.  Changes in securities and use of proceeds            NONE

Item 3.  Defaults on senior securities                        NONE

Item 4.  Submission of items to a vote                        NONE

Item 5.  Other information                                    NONE

Item 6.
 a)      Exhibits                                             NONE
 b)      Reports on 8K                                        NONE

                                   SIGNATURES

         In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    Advanced Refrigeration Technologies, Inc.


   Dated: November 8, 1999        By:  /s/Charles E. McEwan
                                        ---------------------------
                                        Charles E. McEwan, President



   Dated: November 8, 1999        By:  /s/Clare C. Schrum
                                        ---------------------------
                                        Clare C. Schrum, Chief Financial Officer