Form 10KSB
period 1999-12-31
ADVANCED REFRIGERATION TECHNOLOGIES INC
filed 2000-03-27
CIK 1085661

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB



(X) Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the annual period ended DECEMBER 31, 1999

( ) Transition report pursuant of Section 13 or 15(d) of the Securities Exchange Act of 1939 for the transition period _____ to______


                        COMMISSION FILE NUMBER 000-25973
                                               -------------


                    ADVANCED REFRIGERATION TECHNOLOGIES, INC.
     -----------------------------------------------------------------------
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

                                      NONE
   --------------------------------------------------------------------------
         Former name, former address and former fiscal year, if changed


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
   ----     ----

The number of shares of the registrant's common stock as of December 31, 1999:
2,034,350 shares.

Documents Incorporated by Reference
         None

Transitional Small Business Disclosure Format (check one):   Yes     No X
                                                                ----   ----

                    ADVANCED REFRIGERATION TECHNOLOGIES, INC.

                                    FORM 10-K
                          YEAR ENDED DECEMBER 31, 1999
                                TABLE OF CONTENTS

                                     PART I
                                                                            PAGE
                                                                            ----

Item 1.  DESCRIPTION OF BUSINESS                                               3

Item 2.  DESCRIPTION OF PROPERTIES                                             7

Item 3.  LEGAL PROCEEDINGS                                                     7

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                   8

                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED MATTERS         8

Item 6.  MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS                                                            8

Item 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                           9

Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS                        17

                                    PART III

Item 9.  MANAGERS AND EXECUTIVE OFFICERS OF THE REGISTRANT                    17

Item 10.  EXECUTIVE COMPENSATION                                              18

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT      18

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                      19

                                     PART IV

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K                                    19

SIGNATURES                                                                    19

FINANCIAL DATA SCHEDULE                                                       20

                           FORWARD-LOOKING STATEMENTS

THIS BUSINESS SECTION AND OTHER PARTS OF THIS ANNUAL REPORT ON FORM 10-K CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FORM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS, AND SUCH DIFFERENCES MAY BE MATERIAL. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW AND IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."


                                     PART I

Item 1. Description of Business

Business Development

Advanced Refrigeration Technologies, Inc. (the "Company") was incorporated in the State of California on February 5, 1998, and is engaged in the business of designing, manufacturing and marketing energy efficiency products. The Company's first products, which are currently in production, are patented evaporator fan controllers for walk-in refrigerators and freezers, which can save the consumer from 30-50% in refrigeration energy costs. The Company gained the rights to the basic product by acquiring Nevada Energy Control Systems, Inc. ("NECSI"). The Company is currently marketing these products, the ART Evaporator Fan Controllers Models 4000, 5000 and 6000, primarily in California, and plans to expand its marketing operations to cover the entire United States, as well as to bring to market other products and models currently in research and development. Advanced Refrigeration Technologies, Inc., common stock was cleared for quotation under the symbol ARGT on the NASD Over The Counter Bulletin Board (OTCBB) as of October 20, 1999. The Company has two offices: the Sales and Marketing office is located at 78365 Terra Cotta Court, La Quinta, California 92253; telephone 760-345-7196, fax 760-345-1689, e-mail
cschrum@artcontrollers.com. The corporate office mailing address is P.O. Box 1447, Shingle Springs, California 95682-1447; telephone 530-677-3233, fax 530-677-3293.

The Products

The Company's products, the ART Evaporator Fan Controllers, are energy saving devices, which can be easily integrated into existing or new walk-in refrigerator or freezer systems. They regulate the speed of the evaporator fan motors in a cooler or freezer to meet the need of each phase of the refrigeration cycle. Just as you save energy by turning off the lights in an unoccupied room, this saves energy by running the fans only as fast as the box requires at the time.

Current contemporary refrigeration systems consist of an insulated chamber or "box," an electrically driven compressor, a condenser and an evaporator. The compressor has a controller that turns the compressor on and off, according to the temperature inside the box, but the evaporator fans run at full speed 24 hours per day. The Company's product acts as a controller for the evaporator fans, regulating their speed to a lower level when the refrigerant is not flowing through the system, and thus saving electrical energy. It also reduces the actual refrigeration load because of the reduced amount of heat introduced into the refrigerated box by the evaporator fan motors when they run at a lower speed. The product is designed to easily retrofit into an existing system. Original Equipment Manufacturer (OEM) customers will provide the product in new construction.

There are three models of the ART Evaporator Fan Controllers:

The ART 4000 is the basic control unit designed to be the best price/performance controller for OEM and sophisticated end users. This is the "bare bones" unit, which saves the end user 30% to 50% on their refrigeration electric bill, without the data retention or warning capabilities of the other models.

The ART 5000 has the same proven design, saving the same amount of energy as the ART 4000, while an advanced microprocessor system keeps track of and stores critical energy consumption and savings data on a daily basis for up to 120 days. Additionally, the ART 5000 SMART ART has three warning lights built in to let the user know if the evaporator is icing, if the temperature is not holding or if the compressor is running longer than it should, indicating a maintenance problem. The ART 5000 SMART ART also has a serial port for local record downloading to any PC for record keeping of energy savings and alarms.

The ART 6000 has the same proven energy saving technology of the 4000 and the 5000 with ALL the energy savings and warning systems PLUS a built-in modem for communications. This communications port of the ART 6000 EVEN SMARTER ART allows the vital cost savings and warning alarms to be sent to, and/or accessed remotely, at any time by the end user, the home office or maintenance contractor or anyone else whom the owner chooses. Advanced Refrigeration Technologies also offers a full-time monitoring service to inform our users of possible problems with their refrigeration systems immediately so prompt attention can be given.

The Company spent the last 6 months evaluating how the product works as seen by the customer, and what are the best ways to sell it. The product are presently marketing truly saves the customer 30% to 50% on their present refrigeration electric bill. However, we have to overcome a customer resistance that has arisen because so many so-called energy saving devices actually are just "smoke and mirrors." There have been many highly touted devices which, when they were thoroughly and independently tested, did not actually save energy. Because of this, potential customers tend to not believe our statements about the refrigeration energy savings possible with the ART controllers. We have tackled this problem head on, by first adding the capability in the product to monitor and report the energy used and energy saved by the system (proving our refrigeration energy savings), and then by giving the customers access to critical system data to alert them to problems in their entire system (added safety features). These new features encourage customers to buy the ART 5000 and the ART 6000 for the safety features, rather than just for the energy saving capabilities. The combination of cost saving and alarms makes the ART 5000 and ART 6000 products that are easy to sell.

The product has been evaluated by the National Institute of Standards and Technology's (NIST) Office of Technology Innovation in accordance with the United States Department of Energy (DOE) Energy Related Inventions Program
(ERIP). This resulted in a recommendation of the product by the ERIP, and the award of a grant to the Company to fund validation testing of its claims of the product's energy saving ability. This testing was performed by the company under the auspices of the U.S. Department of Energy, and further testing was conducted for the federal government through Lawrence Berkeley National Laboratory. These test results will be provided to any interested investor or potential customer. Tests monitored by the Pacific Gas and Electric Company (PG&E) confirmed refrigeration energy savings potential at the national level equal to 305,000 barrels of oil per year, assuming only a 10% market penetration. The Company estimates the refrigeration energy cost savings to the consumer to be between 30-50%. Additionally, the product has been evaluated by the Federal Energy Management Program (FEMP), and has received a positive recommendation and been approved for installation in federal facilities. The company has been in the development stage of operations until March of 1999 when the first of three products was ready to ship. The second product is also in production now, and the third will be available in early 2000.

Patents

The Company holds United States Patent Nos. 5,488,835, issued February 6, 1996, and 5,797,276, issued August 25, 1998 for its products.

The Market

The overall market for the product is any facility, which uses a walk-in type refrigerator or freezer system. The Company's products are marketed to refrigeration contractors for incorporation of the product into new construction, and to owners of existing refrigeration systems. Estimates from sales and marketing representatives in the commercial refrigeration industry place new walk-in refrigerator unit sales at approximately 120,000 units annually. Estimates from the National Restaurant Association and the U.S. Department of Commerce indicate the potential market for retrofitting existing systems is nearly 2.8 million units in the United States alone. The potential market for the Company's current products is approximately 800 million dollars for upgrading the existing installed coolers and freezers. The market for new systems being installed presently is 36 million dollars per year. With this kind of existing market, the Company will not be limited by market size. This data pertains to the United States market only. The following table gives a breakdown on market segments:

TABLE 1
-------

           TYPE OF FACILITY                        SALES POTENTIAL IN UNITS
           ----------------                        ------------------------

Fast Food Restaurants                                      735,062

Convenience Stores                                         195,700

Grocery Stores (3 per store)                             1,058,735

Florists                                                    52,271

Liquor Stores                                               40,197

Food Contractors                                            19,117

Bars and Taverns                                            36,435

Health Care Related                                         13,045

Retail Hosts                                               123,937

Other Hosts                                                  6,439

Lodging Establishments                                     127,251

Recreation & Sporting Establishments                        14,627

Misc. Nursing Homes, Clubs, etc.                            31,568

Employer Operated                                            7,370

Educationally Related                                       97,106

Penal System                                                 4,153

Other                                                      236,177

TOTAL                                                    2,799,190
-----                                                    =========

(Source of data: U.S. Dept. Of Commerce, Bureau of the Census, Census of Retail Trade and Wholesale Trade, National Restaurant Association Report, "The Food Service Industry")

The Company employs one marketing Vice President in charge of all marketing and sales functions. The Company presently employs no other salespersons. The Company plans to hire a public relations firm and an advertising firm.

The Company has begun active marketing of its current products through industry trade shows, and with direct presentations and installations in schools, restaurants, grocery retailers, and convenience stores. The Company believes it can sell directly to nation-wide chains of fast food restaurants, convenience stores, full-serve restaurants and supermarkets with its small sales organization, primarily because such large chains have only a single point of contact with whom to deal. The Company plans to continue its marketing efforts for the retrofit application of the product directly to these facilities. This approach secured a contract for 100+ units for the Jack In The Box restaurant chain.

Current commercial refrigeration systems are put together by local refrigeration contractors. The Company plans a marketing campaign targeted to these contractors. Additionally, the Company intends to expand its marketing efforts in the Original Equipment Manufacturer (OEM) area.

Some public utilities have taken an active role in promoting energy-efficient technologies to their commercial customers by offering direct rebates to those who install energy-efficient equipment. The Company presently has a rebate agreement with San Diego Gas & Electric (SDG&E) that pays for the first $100 of each unit installed in a facility in their domain. We are presently being qualified by Pacific Gas & Electric (PG&E) and Southern California Edison (SCE) to obtain similar rebate agreements with them. While the recent deregulation of the electric power industry in the state of California has affected these programs, they are presently being funded by the Public Utilities Commission. The Company is also working with several major city-owned public utilities, whose programs are not affected by this deregulation, to qualify for their incentive programs as well. These utilities include Los Angeles Department of Water & Power (LADWP), Sacramento Municipal Utility District (SMUD) and Roseville Electric Department.

The Company has devised a unique method to build a sales force of independent sales contractors to handle all sales excluding OEM and major accounts. The newest models of the ART controller, the ART 5000 and 6000, have a microprocessor to handle some of their more complicated functions. In our test-marketing program, we have installed 45 units in various businesses and have discovered a wealth of knowledge of what can be done to make the cooler or freezer more economical and maintenance-friendly. We found we can also know when something may be going wrong with the cooler or freezer, and issue warnings to the store or business telling them about the problem. With this ability to issue warnings, the next step is to put the units on-line in order to warn the maintenance people of a potential failure over the telephone. We intend to offer the dial-up service to major store chains and maintenance companies that do the servicing.

This feature is so cost effective we plan to offer long-term purchase terms to the customers so that the unit will be paid for out of the saving in electricity they will gain with the ART 5000 and ART 6000 controllers. The actual monthly savings will be kept track of inside the unit by the microprocessor and transmitted to the home office for billing to the customers. Typically, we save a customer $300 to $500 per year. We are offering a program in which a percentage of these savings is split between the customers and the Company for several years. At that point, the customers will own the ART controllers by paying for them out of their refrigeration energy cost savings.

Using this sales plan, we feel that a professional sales force can be established with only management from us. We feel that sales in about 40 major metropolitan areas can be established to give us excellent sales coverage in the USA.

Raw Materials and Principal Suppliers and Vendors

There are no raw materials used in the composition of the product. All parts used, including the custom case and transformer, are readily available from multiple sources. The Company has determined that subcontract product assembly is the most viable and economical production method for the product. It does not make economic sense to create an in-house production facility due to the readily available subcontract facilities.

Competition

The Company has virtually no direct competition for its product. However, a group of former marketing consultants to the inventors has formed a company called "Energy Control Equipment, Inc." Energy Control Equipment, Inc., has produced a product by reverse engineering the ART 4000, but which has none of the new features that have been developed; their product is a violation of the Company's patent rights, as well as of a covenant not to compete. The Company has taken steps to protect its patent rights to the product. The Company knows that its patents are excellent and intends to protect them at all costs.

Indirect competition exists in that manufacturers of motors have been producing more energy efficient designs, which would slow the payback period of the ART product in new applications. For example, GE Motors has introduced a refrigeration motor that uses 50% less energy than conventional units; however, the ART controller is compatible with these energy efficient motors and reduces their power usage just as it does with standard motors. Additionally, other companies are developing higher efficiency compressors, parallel compressors, higher efficiency door seals, improved wall panel constructions, plastic air shields, new refrigerants and total facility energy management systems. However, since the Company's products are complementary to these new technologies, its potential market is unaffected.

Patents

The Company holds United States Patent, No. 5,488,835, issued February 6, 1996, and U.S. Patent No. 5,797,276, issued August 25, 1998, described as "Methods and devices for energy conservation to be retrofitted to refrigerated chambers or boxes of the type comprising an insulated chamber and an associated compression type refrigeration system. The energy conservation devices disclosed are adapted to be mounted within the refrigerated chamber, on or within the evaporator, and connected to the thermostatic switch and the evaporator fans located within the refrigerated chamber."

Employees

The Company presently employs four employees, all of whom are working management employees.

Year 2000 Compliance

With respect to Year 2000 compliance, the Company manufactures a product, which contains microprocessors. The source code for the microprocessors has been written so that it is not dependent on dates, but, instead, functions on a 24-hour internal timing routine. To this extent, all products currently being manufactured by the Company are Year 2000 compliant.

The Company performed an audit of all of its computer hardware, internal accounting and software applications and found all to be Year 2000 compliant or capable. The Company has been given assurances from its banking institution and transfer agent that they are working toward compliance or are in compliance.

Item 2.  Description of Property

The Company previously leased its executive offices at 3031 Alhambra Drive, Suite 201, Cameron Park, California, from March 6, 1998 through February 28, 1999. The Company has since relocated its executive offices to property owned by the Company's Vice President and Secretary, and occupies it on a month-to-month basis, at no charge to the Company. The Company also leases office/warehouse space at 78365 Terra Cotta Court, La Quinta, California, from a non-affiliate of the Company.

Item 3.  Legal Proceedings

There are no pending legal proceedings to which the Company is a party or to which the property interests of the Company are subject.

Item 4.  Submission of matters to a vote of security holders
         None

                                     PART II

Item 5.  Market for the registrant's common equity and related matters

Advanced Refrigeration Technologies, Inc., common stock was cleared for quotation under the symbol ARGT on the NASD Over The Counter Bulletin Board (OTCBB) as of October 20, 1999. There were 57 shareholders as of December 31, 1999. The price of the Company's common stock as of December 31, 1999 was $1.5625 (ask) and $1.25 (bid).

>From its inception through July 1, 1999, the Company sold unregistered securities in a Regulation D, Rule 504 exempt offering, which was commenced on June 5, 1998, and extended on March 15, 1999. The offering closed on April 6, 1999, and resulted in the sale of 403,100 shares, resulting in gross offering proceeds of $111,200. A Regulation D, Rule 506 exempt offering was commenced on April 7, 1999 and closed on July 1, 1999. This offering resulted in the sale of 21,250 shares, resulting in gross offering proceeds of $22,800. There have been no more sales of unregistered securities since July 1, 1999. The Company became a reporting company with the Securities and Exchange Commission as of July 6, 1999.

The Company has not paid any cash dividends since its inception and does not contemplate paying any in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of the Company's business.

Item 6. Management's discussion and analysis of financial condition and results of operations

General

The following discussion should be read in conjunction with selected consolidated financial data and the consolidated financial statements and notes to financial statements.

The Company has continued as a development stage company during the year 1999. The Company has continued to develop its products and increase its marketing efforts. The Company will need to raise additional capital in order to continue its development and marketing.

Overview

The Company was incorporated February 5, 1998, and purchased for stock the assets and liabilities of Nevada Energy Control Systems, Inc., (NECSI), which had developed what became the Company's first product, the ART Model 4000 Evaporator Fan Controller. The Company actively began business on March 5, 1998 (date of inception).

The Company is still a development stage company and is seeking additional financing to implement the rest of its business plan. The Company is being financed by loans from major stockholders and the sale of its products into the market. These sales are primarily orders from customers whom the Company hopes will become major customers, and in most cases are test units to prove the technology works as presented.

In the fiscal year ended December 31, 1999, the Company sold $29,065 worth of its products with a gross profit of $14,568; expenses other than direct cost of sales totalled $62,635 for the same period. This compared with gross sales of $2,737 in the period from inception of business March 5, 1998 to December 31, 1998, with expenses other than direct costs of sales of $66,535 for the same period.

A major effort was undertaken by the Company in 1999 to pursue major companies that have the need for large numbers of units. Marketing staff attended a number of industry trade shows and made sales calls on the large users of refrigeration walk-in coolers and managed to get test efforts underway with a high percentage of these potential customers. Sales should reflect this effort in the coming years.

The Company banks with Wells Fargo Bank, checking account only, and has no other accounts or lines of credit with this bank or any other bank. The Company has short term credit lines with most of its vendors and pays its bills in 30 to 60 days.

The Company will continue in its efforts to raise capital so that the ART Evaporator Fan Controllers can be sold and delivered. There can be no assurance that the Company will be able to obtain capital.

Item 7. Financial statements and supplementary data

The consolidated financial statements of the Company required to be included in
Item 7 are listed in this index, and follow this page:

Report of Independent Certified Public Accountant
Financial Statements
         Balance Sheet
         Statement of Operations
         Statement of Shareholder's Equity
         Statement of Changes in Financial Position
Notes to Financial Statements

                               WILLIAM D. LINDBERG
                           CERTIFIED PUBLIC ACCOUNTANT
                               1034 CLIPPER COURT
                              COSTA MESA, CA. 92627



To the Board of Directors and Stockholders of Advanced Refrigeration Technologies, Inc.

I have audited the accompanying balance sheet of Advanced Refrigeration Technologies, Inc. (a California corporation), as of December 31, 1998 and 1999, and the related statements of operations, shareholders' equity, and changes in financial position for the period March 5, 1998 (date of inception) through December 31, 1998 and the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted the audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Refrigeration Technologies, Inc., as of December 31, 1998 and 1999, and the results of its operations and its changes in financial position for the period March 5, 1998 to December 31, 1998 and the year ended December 31, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in General Note the Company is in the development stage and has filed an initial public offering in order to raise additional capital. The Company's ability to achieve the foregoing financing, which may be necessary to permit their realization of assets and satisfaction of liabilities in the ordinary course of business, is uncertain. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ William D. Lindberg
February 2, 2000
Costa Mesa, Ca.


                         ADVANCED REFRIGERATION TECHNOLOGIES, INC.
                               (A DEVELOPMENT STAGE COMPANY)
                                       BALANCE SHEET
                       AS OF DECEMBER 31, 1999 AND DECEMBER 31, 1998

                                                                    December 31,    December 31,
                                                                        1999            1998
                                                                    ------------    ------------

ASSETS

     Current assets

Cash                                                                $     3,737     $       360
Accounts receivable                                                       2,455               -
Inventory                                                                 5,589           3,584
                                                                    ------------    ------------

     Total current assets                                           $    11,781     $     3,944

Equipment & furniture                                                    24,812          25,542
Depreciation                                                              3,468               -
                                                                    ------------    ------------
                                                                         21,344          25,542

     Total assets                                                   $    33,125     $    29,486
                                                                    ============    ============


LIABILITIES AND SHAREHOLDERS' EQUITY

     Current liabilities

Accounts payable                                                    $    15,777     $    17,166
Accruals                                                                  3,926             772
Loans from shareholders                                                  31,176           2,560
                                                                    ------------    ------------

     Total current liabilities                                      $    50,879     $    20,498

Note payable-non current                                                      -          55,000

     Shareholders' equity


Common stock (no par value) 20,000,000 shares authorized;
December 31, 1999-2,034,850 issued; December 31, 1998-
1,497,200 issued                                                    $   155,424      $   61,623
Deficit accumulated during development stage                           (173,178)       (107,635)
                                                                    ------------    ------------

     Total shareholders' equity                                        ($17,754)       ($46,012)

Total liabilities and shareholders' equity                          $    33,125     $    29,486
                                                                    ============    ============


                         ADVANCED REFRIGERATION TECHNOLOGIES, INC.
                               (A DEVELOPMENT STAGE COMPANY)
                                  STATEMENT OF OPERATIONS
                           FOR THE YEAR ENDED DECEMBER 31, 1999
              AND FOR THE PERIOD FROM INCEPTION MARCH 5 TO DECEMBER 31, 1998

                                                           Year ended       From inception March 5
                                                        December 31, 1999    to December 31, 1998
                                                        ------------------  ----------------------
Sales                                                          $   29,065              $    2,737

Cost of sales                                                      14,497                       -
                                                               -----------             -----------
Gross profit                                                   $   14,568              $    2,737

Expenses

Payroll                                                        $   36,893              $   25,466
Patent                                                                470                     890
Research                                                            1,224                   1,116
Marketing                                                           5,478                   3,824
Travel                                                              5,186                  10,158
Depreciation                                                        1,451                       -
Office                                                              3,642                   2,819
Postage                                                               920                     932
Utilities                                                             454                   1,480
Telephone                                                           3,145                   2,813
Rent                                                                9,685                   6,300
Professional fees                                                   4,360                  13,325
Taxes                                                                 712                       -
Grant                                                                   -                  (5,279)
Public offering expense                                             3,583                   2,692
                                                               -----------             -----------

       Total expenses                                          $   77,203              $   66,535

Loss from operations before interest and income taxes             (62,635)                (63,798)

Interest expense                                                    2,108                   1,079
                                                               -----------             -----------

Net loss before income taxes                                     ($64,743)               ($64,877)

State income tax                                                      800                       -
                                                               -----------             -----------

Net (loss)                                                       ($65,543)               ($64,877)
                                                               ===========             ===========

                         ADVANCED REFRIGERATION TECHNOLOGIES, INC.
                               (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF CHANGES IN FINANCIAL POSITION
                           FOR THE YEAR ENDED DECEMBER 31, 1999
                AND THE PERIOD FROM INCEPTION MARCH 5 TO DECEMBER 31, 1998


                                                                 For the year         From inception
                                                                    ended               March 5 to
                                                               December 31, 1999     December 31, 1998
                                                               -----------------     -----------------

Funds provided from (used for) operations
     Net (loss) during development stage                               ($65,543)             ($64,877)
     Depreciation                                                         3,468                     -
Funds provided by (used for) working capital
     Inventory                                                           (2,005)               (1,684)
     Accounts receivable                                                 (2,456)                    -
     Accounts payable                                                    (1,388)               16,629
     Accruals                                                             3,154                  (263)
     Loans                                                               28,616                 2,560

Funds provided by (used for) equipment purchase                             730                (2,653)


Funds provided from (used for) financing activities
     Decrease in long term debt                                         (55,000)              (16,173)
     Proceeds from sale of stock                                         93,801                61,623
                                                               -----------------     -----------------

Net funds provided from (used for) all activities                        $3,377               ($4,838)

Cash balance at beginning of year                                           360                 5,198

Cash balance at end of year                                              $3,737                  $360
                                                               =================     =================


                              ADVANCED REFRIGERATION TECHNOLOGIES, INC.
                                    (A DEVELOPMENT STAGE COMPANY)
                                  STATEMENT OF SHAREHOLDERS' EQUITY
                                FOR THE YEAR ENDED DECEMBER 31, 1999
                     AND THE PERIOD FROM INCEPTION MARCH 5 TO DECEMBER 31, 1998

                                                  Common stock number
                                                       of shares              Amount            Deficiency
                                                 ---------------------   ----------------   -----------------
Common stock issued to acquire Nevada Energy
Control Systems Research and development on
evaporator fan controllers                                    400,000                  -            ($42,758)

Common stock issued to founders and key people
after acquisition                                           1,085,100    $        37,423


Common stock issued under 504 public offering                  12,100             24,200

Net (loss) during development stage                                                                  (64,877)
                                                 ---------------------   ----------------   -----------------

Balance at December 31, 1998                                1,497,200    $        61,623           ($107,635)

Common stock issued to key people authorized in
1998                                                          149,900                  -

Common stock issued under 504 public offering                 366,000             71,001


Common stock issued under 506 public offering                  21,250             22,800

Net (loss) during development stage                                                                 (65, 543)
                                                 ---------------------   ----------------   -----------------

Balance at December 31, 1999                                2,034,350    $       155,424           ($173,178)
                                                 =====================   ================   =================

                    ADVANCED REFRIGERATION TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 1999
           AND THE PERIOD FROM INCEPTION MARCH 5 TO DECEMBER 31, 1998


GENERAL

         The Company has been in the development stage since it acquired the deficit accumulated by Nevada Energy Control Systems, Inc., in developing an evaporator fan control system. The Company's activities have consisted of obtaining financing and capital and initiating marketing of the product. The Company filed a public offering as of June 5, 1998. Since that date, the Company has sold stock in compliance with an exemption from registration under the Federal and State Securities laws provided by Regulation D, Rule 504 and Rule 506 of the Securities and Exchange Commission. Due to changes in requirements to be listed on the over the counter bulletin board by the National Association of Security Dealers, the Company filed Form 10SB12G on May 2, 1999 with the Securities and Exchange Commission in order to qualify for listing and is now listed.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. EQUIPMENT AND FURNITURE

         Equipment and furniture are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of seven years.

         The Company recognizes an impairment loss on a fixed asset when the asset is no longer useful and the carrying amount of the asset cannot be realized through sale.

B. INVENTORIES

         The Company has adopted the first-in, first-out (FIFO) method of inventory valuation or market, if that is lower.

C. RESEARCH AND DEVELOPMENT

         As a development stage company the Company expenses all research and development costs.

INVENTORIES

Inventory consists of finished evaporator fan control units and parts.

                                              1999             1998
                                          ------------    ------------
        Finished goods                    $     1,470     $     1,900
        Parts                                   4,119           1,684
                                          ------------    ------------
             Total                        $     5,589     $     3,584
                                          ============    ============


EQUIPMENT AND FURNITURE

Equipment and furniture consist of testing equipment and office equipment and furniture.

                                              1999             1998
                                          ------------    ------------
        Testing equipment                 $    14,116     $    14,846
        Office furnishings                     10,696          10,696
                                          ------------    ------------
              Total                       $    24,812     $    25,542
                                          ============    ============

GRANT

The U.S. Department of Energy made a grant of $98,279 to the Company, of which the final $5,279 is included as a reduction of expense in the statement of operations for the period ended December 31, 1998. The $98,279 expended for research and development is in addition to the funds expended by the Company, none of which has been deferred.

INCOME TAXES

The Company has a tax loss carry-forward resulting from the acquisition of Nevada Energy Control Systems, Inc., of approximately $42,000. It has an additional tax loss carry-forward resulting from losses in 1998 and 1999 of $130,419.

NOTE PAYABLE - NON-CURRENT

The note payable at December 31, 1998 ($55,000) was converted to common stock under Regulation D Rule 504 in 1999.

RELATED PARTY TRANSACTIONS

Three of the founding stockholders have been active in the running of the day-to-day business of the Company on a full or part-time basis. They have received no compensation for such work and the Company has reflected no expense in the statement of operations.

COMMON STOCK

Shares of common stock issued to acquire Nevada Energy Control Systems Research, to founders and key people and sold under Rule 506 are restricted.

Item 8. Changes in and disagreements with accountants on accounting and financial disclosure

There have been no changes in or disagreements with accountants on accounting or financial disclosure from the inception of the company to the date of this report.

                                    PART III

Item 9.  Managers and executive officers of the registrant

The Executive Officers of the Company, and their ages, are as follows:

Name                        Age             Position
----                        ---             --------

Charles E. McEwan           64              President, Director
David J. Kimber             41              Vice President/Marketing, Director
Allan E. Schrum             58              Vice President/Engineering, Director
Clare C. Schrum             58              Secretary, Chief Financial Officer

Charles E. McEwan. Mr. McEwan is the President and Director of the Company. Since 1972, he has been successful in founding small companies and making them successful through management and private and public financing. From 1994 through 1997, he founded and was President of AirWave Corporation. In 1987, Mr. McEwan was a member of the Board of Directors and a founder of RasterOps. From 1972 through 1988, he founded and was President of Ramtek Corporation. Mr. McEwan was employed as the marketing manager of Data Disk in Palo Alto, California, from 1969 through 1972, and was a computer programmer for Ford Aerospace from 1959 through 1969. He served from 1953 through 1955 in the United States Army; after this he attended San Francisco City College and University of New Mexico, Albuquerque.

David J. Kimber. Mr. Kimber is the Vice President, Marketing, and Director of the Company. Mr. Kimber has directed the Company's marketing efforts since April, 1995. He served as Director of Marketing for Nevada Energy Control Systems, Inc., the Company's predecessor ("NECSI"), from June, 1995 through March, 1998. From 1990 through 1997, he was a self-employed marketing consultant. Mr. Kimber has experience in general business management, strategic planning, project development, budgeting and advertising. He holds a BS in Business Administration and Finance from California State University, Hayward.

Allan E. Schrum. Mr. Schrum is the Vice President, Engineering, and Director of the Company. He is the co-inventor of the Company's product, and was responsible for obtaining the U.S. patent on the product. Mr. Schrum's professional experience spans more than 30 years as an innovative manager and engineer in the electronic and electromechanical industries. He has been responsible for the direction of research and development, engineering, manufacturing and new product introduction as well as corporate budget planning and staffing. Mr. Schrum also serves as the Vice President of Engineering for Varatouch Technology, and has done so since March, 1997. He was Vice President, Engineering of NECSI from February, 1992 through January, 1996, and was President of NECSI from January 1996 through March, 1998.

Clare C. Schrum. Ms. Schrum is the Secretary and Chief Financial Officer of the Company. She has also served as the Office Manager of Gnosis Consulting since 1982. Ms. Schrum was the corporate Secretary and Treasurer of NECSI and Office Manager from April, 1997 through March, 1998. She is the wife of the Vice President, Engineering, Allan E. Schrum. She holds a BA from San Jose State University.

Item 10.  Executive Compensation

The following table sets forth all compensation awarded or paid by the Company to its Chief Executive Officer and all other executive officers for services rendered during the fiscal year ended December 31, 1999 and the fiscal year from inception to December 31, 1998. The only salary paid from inception to the present time is to the Vice President/ Marketing. There were no grants of options or SAR grants given to any executive officers during the last fiscal year.

Summary Compensation Table
                                                               Awards
                                                               ------
                                               Annual                  Other
Name and Position                   Year       Salary     Bonus     Compensation
--------------------------------------------------------------------------------
Charles E. McEwan                   1998          -0-      -0-          -0-
President                           1999          -0-      -0-          -0-

David J. Kimber                     1998       $22,100     -0-          -0-
Vice President/Marketing            1999       $31,200     -0-          -0-

Allan E. Schrum                     1998          -0-      -0-          -0-
Vice President/Engineering          1999          -0-      -0-          -0-

Clare C. Schrum                     1998          -0-      -0-          -0-
Secretary, Chief Financial Officer  1999          -0-      -0-          -0-


Item 11.   Securities ownership of certain beneficial owners and management

The following table sets forth certain information regarding the beneficial ownership of the shares of Common Stock of the Company as of the end of the fiscal year, 1999, by (i) each person who is known by the Company to be the beneficial owner of more than five percent (5%) of the issued and outstanding shares of common stock, (ii) each of the Company's directors and executive officers, and (iii) all directors and executive officers as a group.

Name and Address                    Number of Shares     Percentage Owned
----------------                    ----------------     ----------------
i.
Mervin Wade Howenstine (1)                  200,000                9.8%
Pounden Family Trust (2)                    150,000                7.4%
ii.
Charles E. McEwan                           600,000               29.5%
Rancho Mirage, CA 92270

David J. Kimber                             150,000                7.4%
La Quinta, CA 92253

Allan E. Schrum (3)                         400,000               19.7%
Cameron Park, CA 95682

Clare C. Schrum (3)                          60,000                3.0%
Cameron Park, CA 95682
iii.
Officers and Directors Total              1,210,000               59.5%
-------------
(1) Mr. Howenstine is a former officer of NECSI and a co-inventor of the product.
(2) Shareholder
(3) Mr. and Mrs. Schrum are husband and wife.

Item 12.  Certain Relationships and Related Transactions

There have been no transactions since the beginning of fiscal year 1999 or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, and in which any of the officers, or directors, or holders of over 5% of the Company's stock have or will have any direct or indirect material interest. The Company does not currently have any policy toward entering into any future transactions with related parties.

                                     PART IV

Item 13. Exhibits and reports on Form 8-K


(a)      Exhibits

         Exhibit No.            Description
         ----------             -----------

         3.(I)                  Articles of Incorporation and Amendment*

         3.(II)                 By-laws*

         4.                     Specimen common stock certificate*

         27                     Financial Data Sheet

(b)      Reports on Form 8-K: Not Applicable

------------
* Filed with the Commission as exhibit to the Registration Statement Form 10-SB on May 5, 1999.



SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED REFRIGERATION TECHNOLOGIES, INC.

Dated: March 24, 2000               By:     /s/ Charles E. McEwan
                                            ------------------------------------
                                            CHARLES E. McEWAN, President and
                                                               Director


Dated: March 24, 2000               By:     /s/ Clare C. Schrum
                                            ------------------------------------
                                            CLARE C. SCHRUM, Secretary, Chief
                                                             Financial Officer