Form 10QSB
period 2000-03-31
ADVANCED REFRIGERATION TECHNOLOGIES INC
filed 2000-05-12
CIK 1085661

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10 QSB



(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended MARCH 31, 2000

( ) Transition report pursuant of Section 13 or 15(d) of the Securities Exchange Act of 1939 for the transition period _____ to______


                        COMMISSION FILE NUMBER 000-25973





                    ADVANCED REFRIGERATION TECHNOLOGIES, INC.
                    -----------------------------------------
             (Exact name of registrant as specified in its charter)



California                                   68-0406331
-------------------------------              ----------------------------------
(State or other jurisdiction of              (IRS Employer  Identification No.)
incorporation or organization)


3197 Boeing Road, Cameron Park, Ca. 95682     Telephone 530 677 3233
--------------------------------------------------------------------------------
(Address of Principal Executive Offices, including Registrant's zip code and telephone number)

____________________NONE______________________________________
Former name, former address and former fiscal year, if changed


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____


The number of shares of the registrant's common stock as of March 31, 2000:
2,034,350 shares.

Transitional Small Business Disclosure Format (check one): Yes ____No __X__

                             TABLE OF CONTENTS                           PAGE
                             -----------------                           ----


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

(a)      Balance Sheet                                                    3
(b)      Statement of Operations                                          4
(c)      Statement of Changes in Financial Position                       5
(d)      Statement of Shareholders' Equity                                6
(e)      Notes to Financial Statements                                    7

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations                 9

Item 3.  Risks

PART II. OTHER INFORMATION                                               10

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6
 (a)     Exhibits
 (b)     Reports on Form 8K

SIGNATURES                                                               11

FINANCIAL DATA SCHEDULE                                                  12

                    ADVANCED REFRIGERATION TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                   AS OF MARCH 31, 2000 AND DECEMBER 31, 1999
                                   (UNAUDITED)

                                                 March 31,         December 31,
                                                  2000                 1999
                                              ------------         ------------

ASSETS

  Current assets
Cash and cash equivalents                     $     3,608          $     3,737
Accounts receivable                                 8,037                2,455
Inventory                                           8,203                5,589
                                              ------------         ------------
     Total current assets                     $    19,848          $    11,781

Equipment & furniture                              24,812               24,812
Depreciation                                        3,868                3,468
                                              ------------         ------------
                                                   20,944               21,344

     Total assets                             $    40,792              $33,125
                                              ============         ============


LIABILITIES AND SHAREHOLDERS' EQUITY

  Current liabilities
Accounts payable                              $    21,926              $15,777
Accruals                                            1,638                3,926
Loans from shareholders                            58,393               31,176
                                              ------------         ------------
     Total current liabilities                $    81,957          $    50,879


     Shareholders' equity

Common stock (no par value) 20,000,000
 shares authorized; March 31, 2000-2,034,350
 issued; December 31, 1999-2,034,350 issued   $   155,424          $   155,424
Deficit accumulated during development stage     (196,589)            (173,178)
                                              ------------         ------------
     Total shareholders' equity               $   (41,165)         $   (17,754)

     Total liabilities and shareholders'
      equity
                                              $    40,792          $    33,125
                                              ============         ============

                    ADVANCED REFRIGERATION TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                               AND MARCH 31, 1999
                                   (UNAUDITED)

                                               Three months       Three months
                                              ended March 31,    ended March 31,
                                                  2000               1999
                                              ---------------    --------------
Sales                                         $       10,490     $         775

Cost of sales                                          9,803               500
                                              ---------------    --------------
Gross profit                                  $          687     $         275

Expenses
Payroll                                       $        8,698     $      11,931
Research                                                  50               258
Marketing                                                450               101
Travel                                                 1,406             1,474
Depreciation                                             400                 -
Office                                                 1,449             1,487
Postage                                                  277                28
Utilities                                                 61                55
Telephone                                                968               740
Rent                                                   2,175             2,485
Professional fees                                      7,200             1,560
Taxes                                                     10                 -
Public offering expense                                  390             1,673
                                              ---------------    --------------

     Total expenses                           $       23,534      $      21,792

Loss from operations before interest
 and income taxes                                    (22,847)           (21,517)

Interest expense                                         564                411
                                              ---------------    --------------
Net loss before income taxes                  $      (23,411)    $     (21,928)

State income tax                                           -                 -
                                              ---------------    --------------
Net (loss)                                    $      (23,411)    $     (21,928)
                                              ===============    ==============

                    ADVANCED REFRIGERATION TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   STATEMENT OF CHANGES IN FINANCIAL POSITION
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                               AND MARCH 31, 1999
                                   (UNAUDITED)

                                               Three months       Three months
                                              ended March 31,    ended March 31,
                                                   2000               1999
                                              ---------------    --------------
Funds provided from (used for) operations
  Net (loss) during development stage         $      (23,411)    $     (21,928)
  Depreciation                                           400                 -
Funds provided by (used for) working capital
  Inventory                                           (2,614)              500
  Accounts receivable                                 (5,581)             (402)
  Accounts payable                                     6,149               662
  Accruals                                            (2,288)            1,577
  Loans                                               27,216             9,600

Funds provided from (used for) financing
 activities
  Decrease in long term debt                               -           (55,000)
  Proceeds from sale of stock                              -            66,000
                                              ---------------    --------------
Net funds provided from (used for) all
 activities                                   $         (129)    $       1,009

Cash balance at beginning of period                    3,737               360
                                              ---------------    --------------
Cash balance at end of period                 $        3,608     $       1,369
                                              ===============    ==============

                    ADVANCED REFRIGERATION TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                               AND MARCH 31, 1999
                                   (UNAUDITED)


                                                                 Common stock
                                              -------------------------------------------------
                                                Number of
                                                  shares           Amount         Deficiency
                                              ---------------  ---------------  ---------------
Balance at December 31, 1998                       1,497,200   $       61,623   $     (107,635)

Common stock issued after acquisition                149,900

Common stock issued under 504 offering               363,500           66,000
(Loss) for the three months                                                            (21,928)
                                              ---------------  ---------------  ---------------

Balance at March 31, 1999                          2,010,600   $      127,623   $     (129,563)
                                              ===============  ===============  ===============


                                                                  Common stock
                                              -------------------------------------------------
                                                Number of
                                                  shares           Amount         Deficiency
                                              ---------------  ---------------  ---------------

Balance at December 31, 1999                       2,034,350   $      155,424   $     (173,178)
(Loss) for the three months                                                            (23,411)
                                              ---------------  ---------------  ---------------
Balance at March 31, 2000                          2,034,350   $      155,424   $     (196,589)
                                              ===============  ===============  ===============

                    ADVANCED REFRIGERATION TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                               AND MARCH 31, 1999
                                   (UNAUDITED)

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

INVENTORIES

Inventory consists of finished evaporator fan control units and parts.

                                                March 31,          December 31,
                                                  2000                 1999
                                              ------------         ------------
    Finished goods                            $       712          $     1,470
    Parts                                           7,491                4,119
                                              ------------         ------------
        Total                                 $     8,203          $     5,589
                                              ============         ============


EQUIPMENT AND FURNITURE

Equipment and furniture consist of testing equipment and office equipment and furniture.

                                                March 31,          December 31,
                                                  2000                 1999
                                              ------------         ------------
    Testing equipment                         $    14,116          $    14,846
    Office furnishings                             10,696               10,696
                                              ------------         ------------
        Total                                 $    24,812          $    25,542
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

PART I.  FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

THIS ANALYSIS CONTAINS FORWARD-LOOKING COMMENTS WHICH ARE BASED ON CURRENT INFORMATION. ACTUAL RESULTS IN THE FUTURE MAY DIFFER MATERIALLY.

The Company is engaged in the business of designing, manufacturing and marketing energy efficiency and conservation products. The Company's second and third products, the ART4000N and the ART5000, are currently in production. They are patented evaporator fan controllers for walk-in refrigerators and freezers, which can save the consumer from 30-40% in refrigeration energy costs. In addition, the ART 5000 unit keeps track of energy consumption and savings, and gives warnings of possible maintenance problems.

During this quarter, the Company's products have qualified for rebate programs offered to both small and large commercial users of refrigeration by three of the largest investor-owned utilities in California. These rebate and incentive programs enable small business owners, in particular, to take advantage of energy saving equipment, such as the ART Evaporator Fan Controllers. The Company has begun working with several Manufacturers Sales Representatives to sell the Company's products on a commission basis, especially in the geographic areas covered by these utilities.

Also during this quarter, the Company was selected to supply over 20 ART 4000N units to two convenience store chains for testing, through a division of PG&E Energy Services. Training in installation was included in this sale. It is expected that this preliminary sale will develop into potential sales of up to 25,000 units in the next three years.

The San Diego City School District also purchased several ART5000 units to accompany their earlier installations of 25 ART4000 units in their school cafeterias.

The Company is completing the design effort on the ART 6000, which offers the ability to remotely access its cost savings and alarm information. It is planned to begin shipments of this model in the third quarter of the year 2000.

The comparison of the first quarter of 2000 with the first quarter of 1999 indicates that the Company is spending at about the same level. Marketing efforts will be stepped up as finances allow.

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

                                       Advanced Refrigeration Technologies, Inc.


         Dated: May 11, 2000       By:  /s/Charles E. McEwan
                                        ----------------------------------------
                                        Charles E. McEwan, President



         Dated: May 11, 2000       By:  /s/Clare C. Schrum
                                        ----------------------------------------
                                        Clare C. Schrum, Chief Financial Officer