Form 10QSB
period 2000-06-30
ADVANCED REFRIGERATION TECHNOLOGIES INC
filed 2000-08-14
CIK 1085661

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10 QSB



(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended JUNE 30, 2000

( ) Transition report pursuant of Section 13 or 15(d) of the Securities Exchange Act of 1939 for the transition period ____ to ____


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

           NONE
---------------------------
Former name, former address and former fiscal year, if changed


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
     ---      ---


The number of shares of the registrant's common stock as of June 30, 2000:
2,034,350 shares.

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

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6.
(a)      Exhibits
(b)      Reports on Form 8K

SIGNATURES                                                             11

FINANCIAL DATA SCHEDULE                                                12

                    ADVANCED REFRIGERATION TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                    AS OF JUNE 30, 2000 AND DECEMBER 31, 1999
                                   (UNAUDITED)

                                                    June 30,        December 31,
                                                      2000              1999
                                                  -------------    -------------

ASSETS

     Current assets

Cash and cash equivalents                         $     28,089     $      3,737
Accounts receivable                                      3,282            2,455
Inventory                                               16,807            5,589
                                                  -------------    -------------

     Total current assets                         $     48,178     $     11,781

Equipment & furniture                                   28,326           24,812
Depreciation                                             4,268            3,468
                                                  -------------    -------------
                                                        24,058           21,344

     Total assets                                 $     72,236     $     33,125
                                                  =============    =============


LIABILITIES AND SHAREHOLDERS' EQUITY

     Current liabilities

Accounts payable                                         4,525     $     15,777
Accruals                                                 1,822            3,926
Loans from shareholders                                 89,970           31,176
                                                  -------------    -------------

     Total current liabilities                    $     96,317     $     50,879


     Shareholders' equity

Common stock (no par value) 20,000,000 shares
authorized; June 30, 2000-2,034,350 issued;
December 31, 1999-2,034,350 issued                $    231,324     $    155,424
Deficit accumulated during development stage          (255,405)        (173,178)
                                                  -------------    -------------

     Total shareholders' equity                   $    (24,081)    $    (17,754)

     Total liabilities and shareholders' equity   $     72,236     $     33,125
                                                  =============    =============

  The accompanying notes are an integral part of these financial statements.

                                        ADVANCED REFRIGERATION TECHNOLOGIES, INC.
                                              (A DEVELOPMENT STAGE COMPANY)
                                                 STATEMENT OF OPERATIONS
                                    FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2000
                                                    AND JUNE 30, 1999
                                                       (UNAUDITED)

                                                   Three months     Three months     Six months       Six months
                                                    ended June       ended June      ended June       ended June
                                                     30, 2000         30, 1999        30, 2000         30, 1999
                                                  -------------    -------------    -------------    -------------

Sales                                             $      6,634                -     $     17,124     $        775

Cost of sales                                            4,095                -           13,898              500
                                                  -------------    -------------    -------------    -------------
Gross profit                                      $      2,539                -     $      3,226     $        275

Expenses

Payroll                                                  8,506     $      8,396            17204     $     20,327
Patent                                                       -              470                -              470
Research                                                34,528              280           34,578              538
Marketing                                                1,211              267            1,662              368
Travel                                                   4,801             1225            6,207            2,699
Depreciation                                               400                -              800                -
Office                                                     833              681            2,434            2,168
Postage                                                  1,008              204            1,286              232
Insurance                                                  860                -              860                -
Utilities                                                   82              258              143              313
Telephone                                                1,297              844            2,113            1,584
Rent                                                     2,175            2,903            4,350            5,388
Professional fees                                        3,395                -           10,595            1,560
Taxes                                                        -               10               10               10
Public offering expense                                  1,078              795            1,466            2,468
                                                  -------------    -------------    -------------    -------------

       Total expenses                             $     60,174     $     16,333     $     83,708     $     38,125

Loss from operations before interest and income        (57,635)         (16,333)         (80,482)         (37,850)
taxes

Interest expense                                           381              468              945              879
                                                  -------------    -------------    -------------    -------------

Net loss before income taxes                      $    (58,016)    $    (16.801)    $    (81,427)    $    (38,729)

State income tax                                           800              800              800              800
                                                  -------------    -------------    -------------    -------------

Net (loss)                                        $    (58,816)    $    (17,601)    $    (82,227)    $    (39,529)
                                                  =============    =============    =============    =============

                      The accompanying notes are an integral part of these financial statements.

                                                           4

                         ADVANCED REFRIGERATION TECHNOLOGIES, INC.
                               (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF CHANGES IN FINANCIAL POSITION
                          FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                     AND JUNE 30, 1999
                                        (UNAUDITED)

                                                                     Six months      Six months
                                                                     ended June      ended June
                                                                      30, 2000        30, 1999
                                                                   -------------    -------------

Funds provided from (used for) operations
     Net (loss) during development stage                           $    (82,227)    $    (39,529)
     Depreciation                                                           800                -
Funds provided by (used for) working capital
     Inventory                                                          (11,218)             (94)
     Accounts receivable                                                   (827)            (402)
     Accounts payable                                                   (11,252)          (3,182)
     Accruals                                                            (2,103)           1,463
     Loans                                                               58,794           10,110

Funds provided by (used for) equipment purchases                         (3,515)               -

Funds provided from (used for) financing activities
     Decrease in long term debt                                               -          (55,000)
     Stock issued for services                                           34,500                -
     Proceeds from sale of stock                                         41,400           91,925
                                                                   -------------    -------------

Net funds provided from (used for) all activities                  $     24,352     $      5,291

Cash balance at year end                                                  3,737              360
                                                                   -------------    -------------
Cash balance at June 30, 2000                                      $     28,089     $      5,651
                                                                   =============    =============

       The accompanying notes are an integral part of these financial statements.

                                       5

                              ADVANCED REFRIGERATION TECHNOLOGIES, INC.
                                    (A DEVELOPMENT STAGE COMPANY)
                                  STATEMENT OF SHAREHOLDERS' EQUITY
                      FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999
                                             (UNAUDITED)

                                                                    Common stock
                                                  -----------------------------------------------
                                                    Number of         Amount         Deficiency
                                                     shares
                                                  -------------    -------------    -------------

Balance at December 31, 1998                         1,497,200     $     61,623     $   (107,635)

Common stock issued after acquisition                  149,900

Common stock issued under 504 offering                 385,750           91,925
(Loss) for the six months                                                                (39,529)
                                                  -------------    -------------    -------------

Balance at June 30, 1999                             2,032,850     $    153,548     $   (147,164)
                                                  =============    =============    =============

                                                                    Common stock
                                                  -----------------------------------------------
                                                    Number of         Amount         Deficiency
                                                     shares
                                                  -------------    -------------    -------------

Balance at December 31, 1999                         2,034,350     $    155,424     $   (173,178)

Common stock received in treasury                      (55,000)
Common stock issued from treasury                       55,000           75,900

(Loss) for the six months                                                                (82,227)
                                                  -------------    -------------    -------------

Balance at June 30, 2000                             2,034,350     $    231,324     $   (255,405)
                                                  =============    =============    =============

            The accompanying notes are an integral part of these financial statements.

                                                  6

                    ADVANCED REFRIGERATION TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                AND JUNE 30, 1999
                                   (UNAUDITED)

GENERAL
         The Company has been in the development stage since it acquired the deficit accumulated by Nevada Energy Control Systems, Inc., in developing an evaporator fan control system. The Company's activities have consisted of obtaining financing and capital and initiating marketing of the product. The Company filed a public offering as of June 5, 1998. Since that date, the Company has sold stock in compliance with an exemption from registration under the Federal and State Securities laws provided by Regulation D, Rule 504 and Rule 506 of the Securities and Exchange Commission. Due to changes in requirements to be listed on the over the counter bulletin board by the National Association of Security Dealers, the Company filed Form 10SB12G on May 2, 1999 with the Securities and Exchange Commission in order to qualify for listing and is now listed on NASDAQ OTC Bulletin Board.

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

INVENTORIES

Inventory consists of finished evaporator fan control units and parts.

                                                  June 30, 2000    December 31,
                                                                       1999
                                                  -------------    -------------
        Finished goods                            $      5,411     $      1,470
        Parts                                           11,396            4,119
                                                  -------------    -------------
             Total                                $     16,807     $      5,589
                                                  =============    =============


EQUIPMENT AND FURNITURE

Equipment and furniture consist of testing equipment and office equipment and furniture.

                                                  June 30, 2000    December 31,
                                                                       1999
                                                  -------------    -------------
        Testing equipment                         $     14,547     $     14,116
        Office furnishings                              13,779           10,696
                                                  -------------    -------------
              Total                               $     28,326     $     24,812
                                                  =============    =============

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

The Company issued 150,000 shares of stock in payment of a debt with an agreement by the debtor to return half of the shares if the value on the NASDAQ OTC Bulletin Board reached a certain level. In accordance with the agreement the debtor returned 55,000 shares to treasury and such shares have been reissued for services and cash.

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

THIS ANALYSIS CONTAINS FORWARD-LOOKING COMMENTS, WHICH ARE BASED ON CURRENT INFORMATION. ACTUAL RESULTS IN THE FUTURE MAY DIFFER MATERIALLY.

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

During these six months, the Company's products have qualified for rebate programs offered to both small and large commercial users of refrigeration by three of the largest investor-owned utilities in California. These rebate and incentive programs enable small business owners, in particular, to take advantage of energy saving equipment, such as the ART Evaporator Fan Controllers. The Company has begun working with several Manufacturers Sales Representatives to sell the Company's products on a commission basis, especially in the geographic areas covered by these utilities.

Also during these six months, the Company was selected to supply over 20 ART 4000N units to two convenience store chains for testing, through a division of PG&E Energy Services. Training in installation was included in this sale. It is expected that this preliminary sale will develop into potential sales of up to 25,000 units in the next three years.

The San Diego City School District also purchased several ART5000 units to accompany their earlier installations of 25 ART4000 units in their school cafeterias.

The Company is completing the design effort on the ART 6000, which offers the ability to remotely access its cost savings and alarm information. It is planned to begin shipments of this model in the fourth quarter of the year 2000.

The comparison of the second quarter and first six months of 2000 with the second quarter and first six months of 1999 indicates that the Company is spending at about the same level. Marketing efforts will be stepped up as finances allow.

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

                              Advanced Refrigeration Technologies, Inc.


    Dated: August 11, 2000          By: /s/Charles E. McEwan
                                        ----------------------------------------
                                        Charles E. McEwan, President



    Dated: August 11, 2000          By: /s/Clare C. Schrum
                                        ----------------------------------------
                                        Clare C. Schrum, Chief Financial Officer