Form 10QSB
period 2000-09-30
ADVANCED REFRIGERATION TECHNOLOGIES INC
filed 2000-11-20
CIK 1085661

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10 QSB



[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended SEPTEMBER 30, 2000

[ ] Transition report pursuant of Section 13 or 15(d) of the Securities Exchange Act of 1939 for the transition period _____ to ______


                        COMMISSION FILE NUMBER 000-25973
                                               ---------



                    ADVANCED REFRIGERATION TECHNOLOGIES, INC.
                    -----------------------------------------
             (Exact name of registrant as specified in its charter)



California                                     68-0406331
-------------------------------                ---------------------------------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

The number of shares of the registrant's common stock as of September 30, 2000:
2,194,350 shares.

Transitional Small Business Disclosure Format (check one):   Yes [ ]  No [X]

                                TABLE OF CONTENTS
                                -----------------
                                                                            PAGE
                                                                            ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

(a)      Balance Sheet                                                      3
(b)      Statement of Operations                                            4
(c)      Statement of Changes in Financial Position                         5
(d)      Statement of Shareholders' Equity                                  6
(e)      Notes to Financial Statements                                      7

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations                   9

Item 3.  Risks                                                              9

PART II. OTHER INFORMATION                                                 10

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

                    ADVANCED REFRIGERATION TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                 AS OF SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                                   (UNAUDITED)


                                                     September 30,  December 31,
                                                         2000           1999
                                                     ------------   ------------
ASSETS
     Current assets

Cash and cash equivalents                            $     2,999    $     3,737
Accounts receivable                                       10,746          2,455
Inventory                                                 27,562          5,589
                                                     ------------   ------------
     Total current assets                                 41,307         11,781

Equipment & furniture                                     28,954         24,812
Depreciation                                               4,668          3,468
                                                     ------------   ------------
                                                          24,286         21,344

     Total assets                                    $    65,593    $    33,125
                                                     ============   ============


LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities
Accounts payable                                     $     8,300    $    15,777
Accruals                                                   4,729          3,926
Loans from shareholders                                   21,567         31,176
                                                     ------------   ------------
     Total current liabilities                            34,596         50,879

     Shareholders' equity
Common stock (no par value) 20,000,000 shares
authorized; September 30, 2000-2,194,350 issued
and 2,113,100 outstanding; December 31, 1999
-2,034,350 issued and outstanding                        170,424        155,424

Treasury stock-81,250 shares                              (8,125)             -
Paid in capital-Treasury stock                           157,525              -
Deficit accumulated during development stage            (288,827)      (173,178)
                                                     ------------   ------------
     Total shareholders' equity                           30,997        (17,754)

     Total liabilities and shareholders' equity      $    65,593    $    33,125
                                                     ============   ============

   The accompanying notes are an integral part of these financial statements.

                                    ADVANCED REFRIGERATION TECHNOLOGIES, INC.
                                          (A DEVELOPMENT STAGE COMPANY)
                                             STATEMENT OF OPERATIONS
                             FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2000
                                             AND SEPTEMBER 30, 1999
                                                   (UNAUDITED)

                                             Three months      Three months      Nine months       Nine months
                                                ended             ended             ended             ended
                                            September 30,     September 30,     September 30,     September 30,
                                                2000              1999              2000              1999
                                           ---------------   ---------------   ---------------   ---------------
Sales                                      $       14,901    $        7,529    $       32,025    $        8,304

Cost of sales                                      12,843             2,293            26,741             2,388
                                           ---------------   ---------------   ---------------   ---------------
Gross profit                                        2,058             5,236             5,284             5,916


Expenses


Payroll                                            15,873             7,097            33,077            27,424
Patent                                                  -                 -                 -               470
Research                                              180               335            34,757               873
Marketing                                           6,497               970             8,159             1,338
Travel                                              3,301               970             9,508             3,670
Depreciation                                          400                 -             4,783                 -
Office                                              2,349               947             1,200             3,474
Postage                                               179                11             1,465               243
Insurance                                             865                 -             1,725                 -
Utilities                                             300               242               443               404
Telephone                                           1,184               521             3,297             2,320
Rent                                                2,663             2,488             7,012             7,572
Professional fees                                   1,160             2,100            11,755             3,661
Taxes                                                   -               718                10             1,528
Public offering expense                               432               887             1,900             3,310
                                           ---------------   ---------------   ---------------   ---------------

       Total expenses                              35,383            17,286           119,091            56,287

Loss from operations before
interest and income taxes                         (33,325)          (12,050)         (113,807)          (50,371)

Interest expense                                       97               771             1,042             1,650
                                           ---------------   ---------------   ---------------   ---------------

Net loss before income taxes                      (33,422)          (12,821)         (114,849)          (52,021)

State income tax                                        -                 -               800                 -
                                           ---------------   ---------------   ---------------   ---------------

Net (loss)                                 $      (33,422)   $      (12,821)   $     (115,649)   $      (52,021)
                                           ===============   ===============   ===============   ===============

                   The accompanying notes are an integral part of these financial statements.

                        ADVANCED REFRIGERATION TECHNOLOGIES, INC.
                              (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF CHANGES IN FINANCIAL POSITION
                       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                  AND SEPTEMBER 30, 1999
                                       (UNAUDITED)

                                                          Nine months       Nine months
                                                             ended             ended
                                                         September 30,     September 30,
                                                             2000              1999
                                                        ---------------   ---------------
Funds provided from (used for) operations
     Net (loss) during development stage                $     (115,649)   $      (52,021)
     Depreciation                                                1,200                 -
Funds provided by (used for) working capital
     Inventory                                                 (21,973)            1,407
     Accounts receivable                                        (8,292)             (833)
     Accounts payable                                           (7,477)           (4,215)
     Accruals                                                      803             1,771
     Loans                                                      (9,609)           15,060

Funds provided by (used for) equipment purchases                (4,141)                -

Funds provided from (used for) financing activities

     Decrease in long term debt                                      -           (55,000)
     Stock issued for services                                  34,500                 -
     Acquisition of treasury stock                              (8,125)                -
     Sale of treasury stock                                     81,625                 -
     Proceeds from issuance of  stock                           56,400            93,800
                                                        ---------------   ---------------

Net funds provided from (used for) all activities                 (738)              (31)

Cash balance at year end                                         3,737               360
                                                        ---------------   ---------------

Cash balance at September 30, 2000                      $        2,999    $          329
                                                        ===============   ===============

        The accompanying notes are an integral part of these financial statements.

                                ADVANCED REFRIGERATION TECHNOLOGIES, INC.
                                      (A DEVELOPMENT STAGE COMPANY)
                                    STATEMENT OF SHAREHOLDERS' EQUITY
                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999
                                               (UNAUDITED)

                                                        Common stock            Deficit
                                                ---------------------------   accumulated
                                                                                 during
                                                  Number of                   development
                                                   shares         Amount         stage
                                                ------------   ------------   ------------
Balance at December 31, 1998                      1,497,200    $    61,623    $  (107,635)

Common stock issued after acquisition               149,900

Common stock issued under 504 offering              366,000         71,001

Common stock issued under 506 offering               21,250         22,800

(Loss) for the nine months                                                        (52,021)
                                                ------------   ------------   ------------

Balance at September 30, 1999                     2,034,350    $   155,424    $  (159,656)
                                                ============   ============   ============

                                                        Common stock                            Deficit
                                                ---------------------------     Paid in       accumulated
                                                                                capital-        during
                                                  Number of                     Treasury      development
                                                   shares         Amount         stock           stage
                                                ------------   ------------   ------------   ------------
Balance at December 31, 1999                      2,034,350    $   155,424    $              $  (173,178)

Common stock issue for treasury shares              160,000         15,000

Common stock received in treasury                  (205,000)

Common stock issued from treasury for cash
and services, less cost                             123,750                       157,525

(Loss) for the nine months                                                                      (115,649)
                                                ------------   ------------   ------------   ------------

Balance outstanding at September 30, 2000         2,113,100    $   170,424    $   157,525    $  (288,827)
                                                               ============   ============   ============

Add shares in treasury                               81,250    $     8,125
                                                ------------   ============

Balance issued at September 30. 2000              2,194,350
                                                ============

                The accompanying notes are an integral part of these financial statements.

                    ADVANCED REFRIGERATION TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                             AND SEPTEMBER 30, 1999
                                   (UNAUDITED)

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

INVENTORIES

Inventory consists of finished evaporator fan control units and parts.

                                            September 30,   December 31,
                                                2000           1999
                                            ------------   ------------
          Finished goods                    $    10,519    $     1,470
          Parts                                  17,043          4,119
                                            ------------   ------------
               Total                        $    27,562    $     5,589
                                            ============   ============

EQUIPMENT AND FURNITURE

Equipment and furniture consist of testing equipment and office equipment and furniture.

                                            September 30,   December 31,
                                                2000           1999
                                            ------------   ------------
          Testing equipment                 $    15,176    $    14,116
          Office furnishings                     13,778         10,696
                                            ------------   ------------
               Total                        $    28,954    $    24,812
                                            ============   ============

INCOME TAXES

The Company has a tax loss carry-forward resulting from the acquisition of Nevada Energy Control Systems, Inc., of approximately $42,000. It has an additional tax loss carry-forward resulting from losses in 1998, 1999 and 2000 of $288,827. No operating tax loss carry-forward benefits have been recognized in the financial statements as realization is uncertain.

RELATED PARTY TRANSACTIONS

Three of the founding stockholders have been active in the running of the day-to-day business of the Company on a full or part-time basis. They have received little or no compensation for such work and there is no deferred compensation payable by the Company.

COMMON STOCK

Shares of common stock issued to acquire Nevada Energy Control Systems Research, to founders and key people and sold under Rule 506 are restricted.

The Company issued 150,000 shares of stock in payment of a debt with an agreement by the debtor to return half of the shares if the value on the NASDAQ OTC Bulletin Board reached a certain level. In accordance with the agreement the debtor returned 55,000 shares to treasury and such shares have been reissued for services and cash. Such amounts have been included in "Paid in capital- Treasury stock".

The Company acquired 150,000 shares of unrestricted stock in treasury, issuing 160,000 shares of restricted stock. The Company has sold 68,750 shares for cash that have been included in "Paid in capital-Treasury stock".

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

During these nine months, the Company's products have qualified for rebate programs offered to both small and large commercial users of refrigeration by three of the largest investor-owned utilities in California. These rebate and incentive programs enable small business owners, in particular, to take advantage of energy saving equipment, such as the ART Evaporator Fan Controllers. The Company has begun working with several Manufacturers Sales Representatives to sell the Company's products on a commission basis, especially in the geographic areas covered by these utilities.

Also during these nine months, the Company was selected to supply over 20 ART 4000N units to two convenience store chains for testing, through a division of PG&E Energy Services. Since that test PG&E Energy Services has been sold to Chevron. The Company has reestablished negotiations with Chevron, however no contract has been signed.

The San Diego City School District also purchased several ART5000 units to accompany their earlier installations of 25 ART4000 units in their school cafeterias.

The Company is completing the design effort on the ART 6000, which offers the ability to remotely access its cost savings and alarm information. It is planned to begin shipments of this model in the year 2001.

The Company has had problems with its new 5000 product. The Company has stopped production of this unit until it has been redesigned to eliminate the problem. Redesign of the unit should be completed in November, 2000. The Company will then install and test the unit in three locations.

During the third quarter Robert Schlick joined the Company as an Executive Vice President working currently in the Marketing area.

The comparison of the third quarter and first nine months of 2000 with the third quarter and first nine months of 1999 indicates that the Company is spending at about the same level. Marketing efforts will be stepped up as finances allow.


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

                                     Advanced Refrigeration Technologies, Inc.


  Dated: November 16, 2000           By: /s/ Charles E. McEwan
                                     ---------------------------
                                     Charles E. McEwan, President


  Dated: November 16, 2000           By: /s/ Clare C. Schrum
                                     ---------------------------
                                     Clare C. Schrum, Chief Financial Officer