Form 10KSB
period 2000-12-31
ADVANCED REFRIGERATION TECHNOLOGIES INC
filed 2001-03-23
CIK 1085661

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB



(X) Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the annual period ended: DECEMBER 31, 2000

( ) Transition report pursuant of Section 13 or 15(d) of the Securities Exchange Act of 1939 for the transition period _____ to______


                        COMMISSION FILE NUMBER: 000-25973



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


44-903 Golf Center Parkway #9, Indio, California 92201  Telephone (760) 863-5621
--------------------------------------------------------------------------------
    (Address of Principal Executive Offices, including Registrant's zip code and telephone number)

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


The number of shares of the registrant's common stock as of December 31, 2000:
2,194,350 shares.

Documents Incorporated by Reference
         None

Transitional Small Business Disclosure Format (check one):   Yes [ ]   No [X]

                    ADVANCED REFRIGERATION TECHNOLOGIES, INC.

                                   FORM 10-KSB
                          YEAR ENDED DECEMBER 31, 2000
                                TABLE OF CONTENTS

                                     PART I
                                                                            PAGE
                                                                            ----

Item 1.  DESCRIPTION OF BUSINESS                                             3

Item 2.  DESCRIPTION OF PROPERTIES                                           7

Item 3.  LEGAL PROCEEDINGS                                                   7

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 7

                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED MATTERS       8

Item 6.  MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS                                                          8

Item 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                         9

Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS                       16

                                    PART III

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS        17

Item 10.  EXECUTIVE COMPENSATION                                             18

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT     18

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                     19

Item 13. EXHIBITS AND REPORTS ON FORM 8-K                                    19

SIGNATURES                                                                   20

FINANCIAL DATA SCHEDULE                                                      21

                           FORWARD-LOOKING STATEMENTS

ALL FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE DEEMED BY THE COMPANY TO BE COVERED BY AND TO QUALIFY FOR THE SAFE HARBOR PROTECTION PROVIDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SHAREHOLDERS AND PROSPECTIVE SHAREHOLDERS SHOULD UNDERSTAND THAT SEVERAL FACTORS GOVERN WHETHER ANY FORWARD - LOOKING STATEMENT CONTAINED HEREIN WILL BE OR CAN BE ACHIEVED. ANY ONE OF THOSE FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED HEREIN. THESE FORWARD - LOOKING STATEMENTS INCLUDE PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS, INCLUDING PLANS AND OBJECTIVES RELATING TO THE PRODUCTS AND THE FUTURE ECONOMIC PERFORMANCE OF THE COMPANY. ASSUMPTIONS RELATING TO THE FOREGOING INVOLVE JUDGMENTS WITH RESPECT TO, AMONG OTHER THINGS, FUTURE ECONOMIC, COMPETITIVE AND MARKET CONDITIONS, FUTURE BUSINESS DECISIONS, AND THE TIME AND MONEY REQUIRED TO SUCCESSFULLY COMPLETE DEVELOPMENT PROJECTS, ALL OF WHICH ARE DIFFICULT OR IMPOSSIBLE TO PREDICT ACCURATELY AND MANY OF WHICH ARE BEYOND THE CONTROL OF THE COMPANY. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS UNDERLYING THE FORWARD - LOOKING STATEMENTS CONTAINED HEREIN ARE REASONABLE, ANY OF THOSE ASSUMPTIONS COULD PROVE INACCURATE AND, THEREFORE, THERE CAN BE NO ASSURANCE THAT THE RESULTS CONTEMPLATED IN ANY OF THE FORWARD - LOOKING STATEMENTS CONTAINED HEREIN WILL BE REALIZED. BASED ON ACTUAL EXPERIENCE AND BUSINESS DEVELOPMENT, THE COMPANY MAY ALTER ITS MARKETING, CAPITAL EXPENDITURE PLANS OR OTHER BUDGETS, WHICH MAY IN TURN AFFECT THE COMPANY'S RESULTS OF OPERATIONS. IN LIGHT OF THE SIGNIFICANT UNCERTAINTIES INHERENT IN THE FORWARD LOOKING STATEMENTS INCLUDED THEREIN, THE INCLUSION OF ANY SUCH STATEMENT SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES OR PLANS OF THE COMPANY WILL BE ACHIEVED.


                                     PART I

Item 1. Description of Business

Business Development

Advanced Refrigeration Technologies, Inc. (the "Company") was incorporated in the State of California on February 5, 1998, and is engaged in the business of designing, manufacturing and marketing energy efficiency products. The Company's first products, which are currently in production, are patented evaporator fan controllers for walk-in refrigerators and freezers, which can save the consumer from 30-50% in refrigeration energy costs. The Company gained the rights to the basic product by acquiring Nevada Energy Control Systems, Inc. ("NECSI") patents. The Company is currently marketing these products, the ART Evaporator Fan Controllers Models 4000 and 5000, primarily in California. The Company plans to expand its marketing operations to cover the entire United States, as well as to bring to market other products and models currently in research and development. The Company's common stock, no par value per share, was approved for quotation under the symbol "ARGT" on the NASD Over -The- Counter Bulletin Board (OTCBB) as of October 20, 1999. The Company has two offices: the Sales and Marketing Office is located at 44-903 Golf Center Parkway #9, Indio, California 92201; telephone 760-863-5621, fax 760-863-5631, e-mail info@artcontrollers.com. The corporate office mailing address is P.O. Box 1447, Shingle Springs, California 95682-1447; telephone 530-677-3233, fax 530-677-3293.

The Products

The Company's products, the ART Evaporator Fan Controllers, are energy saving devices, which can be easily integrated into existing or new walk-in refrigerator or freezer systems. They regulate the speed of the evaporator fan motors in a cooler or freezer to meet the need of each phase of the refrigeration cycle. Similar to saving energy by turning off the lights in an unoccupied room, these devices save energy by controlling the speed of the fans and running the fans only as fast as the "box" (see below) requires at the time.

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

The ART 5000 has the same proven design, saving the same amount of energy as the ART 4000, while an advanced microprocessor system keeps track of and stores critical energy consumption and savings data accumulatively. Additionally, the ART 5000 SMART ART has three warning lights built in to let the user know if the evaporator is icing, if the temperature is not holding or if the compressor is running longer than it should, indicating a maintenance problem. The ART 5000 SMART ART also has a serial port for local record downloading to any PC for record keeping of energy savings and alarms.

The ART 6000 is currently in development. It will have the same proven energy saving technology of the 4000 and the 5000 with all the energy savings and warning systems plus a built-in modem for communications. This communications port of the ART 6000 EVEN SMARTER ART will allow the vital cost savings and warning alarms to be sent to, and/or accessed remotely, at any time by the end user, the home office or maintenance contractor or anyone else whom the owner chooses. The Company will also offer a full-time monitoring service to inform our users of possible problems with their refrigeration systems immediately so prompt attention can be given. The Model 6000 is expected to be ready for shipping in the fourth quarter of 2001.

The Company spent the last 6 months evaluating how the product works as seen by the customer, and what are the best ways to sell it. The products presently being marketing are truly saving the customer 30% to 50% on their present refrigeration electric bill. However, the Company must overcome a customer resistance that has arisen because so many so-called energy saving devices actually are just "smoke and mirrors." There have been many highly touted devices which, when they were thoroughly and independently tested, did not actually save energy. Because of this, potential customers tend to not believe the Company's statements about the refrigeration energy savings possible with the ART controllers. The Company has tackled this problem head on, by first adding the capability in the product to monitor and report the energy used and energy saved by the system (proving the refrigeration energy savings), and then by giving the customers access to critical system data to alert them to problems in their entire system (added safety features). These new features encourage customers to buy the ART 5000 and the ART 6000 for the safety features, rather than just for the energy saving capabilities. The combination of cost saving and alarms makes the ART 5000 and ART 6000 products that are easy to sell.

The Company's basic product has been evaluated by the National Institute of Standards and Technology's (NIST) Office of Technology Innovation in accordance with the United States Department of Energy (DOE) Energy Related Inventions Program (ERIP). This resulted in a recommendation of the product by the ERIP, and the award of a grant to the Company to fund validation testing of its claims of the product's energy saving ability. This testing was performed by the Company under the auspices of the U.S. Department of Energy, and further testing was conducted for the federal government through Lawrence Berkeley National Laboratory. These test results will be provided to any interested investor or potential customer. Tests monitored by the Pacific Gas and Electric Company (PG&E) confirmed refrigeration energy savings potential at the national level equal to 305,000 barrels of oil per year, assuming only a 10% market penetration. The Company estimates the refrigeration energy cost savings to the consumer to be between 30-50%. Additionally, the product has been evaluated by the Federal Energy Management Program (FEMP), and has received a positive recommendation and been approved for installation in federal facilities.

Patents

The Company holds United States Patents Nos. 5,488,835, issued February 6, 1996, and 5,797,276, issued August 25, 1998 for its products.

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

TABLE 1


       TYPE OF FACILITY                             SALES POTENTIAL IN UNITS
       ----------------                             ------------------------

Fast Food Restaurants                                        735,062
Convenience Stores                                           195,700
Grocery Stores (3 per store)                               1,058,735
Florists                                                      52,271
Liquor Stores                                                 40,197
Food Contractors                                              19,117
Bars and Taverns                                              36,435
Health Care Related                                           13,045
Retail Hosts                                                 123,937
Other Hosts                                                    6,439
Lodging Establishments                                       127,251
Recreation & Sporting Establishments                          14,627
Misc. Nursing Homes, Clubs, etc.                              31,568
Employer Operated                                              7,370
Educationally Related                                         97,106
Penal System                                                   4,153
Other                                                        236,177
TOTAL                                                      2,799,190
-----
----------------------
(Source of data: U.S. Dept. Of Commerce, Bureau of the Census, Census of Retail Trade and Wholesale Trade, National Restaurant Association Report, "The Food Service Industry")

The Company employs an Executive Vice President and a Vice President of Marketing, in charge of all marketing and sales functions. The Company presently employs no other salespersons. The Company plans to hire a public relations firm and an advertising firm.

The Company has begun active marketing of its current products through industry trade shows, and with direct presentations and installations in schools, restaurants, grocery retailers, and convenience stores. The Company believes it can sell directly to nation-wide chains of fast food restaurants, convenience stores, full-serve restaurants and supermarkets with its small sales organization, primarily because such large chains have only a single point of contact with whom to deal. The Company plans to continue its marketing efforts for the retrofit application of the product directly to these facilities. This approach secured a contract for 100+ units for the Jack In The Box restaurant chain, one for 1000 units from 21st Century Energy (a reseller), and a national agreement with ComfortSystemsUSA, a billion-dollar company, to sell and install the ART product line.

Current commercial refrigeration systems are put together by local refrigeration contractors. The Company plans a marketing campaign targeted to these contractors. Additionally, the Company intends to expand its marketing efforts in the Original Equipment Manufacturer (OEM) area.

Some public utilities have taken an active role in promoting energy-efficient technologies to their commercial customers by offering direct rebates to those who install energy-efficient equipment. The Company presently has a rebate agreement with San Diego Gas & Electric (SDG&E) that pays for the first $100 of each unit installed in a facility in their domain. It is also qualified by Pacific Gas & Electric (PG&E) and Southern California Edison (SCE) to obtain similar rebates with them. While the recent deregulation of the electric power industry in the state of California has affected these programs, they are presently being funded by the Public Utilities Commission. The Company is also working with several major city-owned public utilities, whose programs are not affected by this deregulation, to qualify for their incentive programs as well. These utilities include Los Angeles Department of Water & Power (LADWP), Sacramento Municipal Utility District (SMUD) and Roseville Electric Department.

The Company has devised a unique method to build a sales force of independent sales contractors to handle all sales excluding OEM and major accounts. The newest models of the ART controller, the ART 5000 and 6000, have a microprocessor to handle some of their more complicated functions. In the Company's test-marketing program, 45 units have been installed in various businesses, and a wealth of knowledge of what can be done to make the cooler or freezer more economical and maintenance-friendly has been discovered. When something may be going wrong with the cooler or freezer, warnings can be issued to the customer's store or business telling them about the problem. With this ability to issue warnings, the next step to be implemented by the Company is to put the units on-line in order to warn the maintenance people of a potential failure over the telephone. A dial-up service for this purpose will be offered to major store chains and maintenance companies that do the servicing.

The Company's products are so cost effective that the Company plans to offer long-term purchase terms to the customers so that the unit will be paid for out of the saving in electricity they will gain with the ART 5000 and ART 6000 controllers. The actual monthly savings will be kept track of inside the unit by the microprocessor and transmitted to the home office for billing to the customers. Typically, a customer can save $300 to $500 per year. A program will be offered in which a percentage of these savings is split between the customers and the Company for several years. At that point, the customers will own the ART controllers by paying for them out of their refrigeration energy cost savings.

Using this sales plan, the Company feels that a professional sales force can be established with only management provided by the Company. The Company anticipates that sales in about 40 major metropolitan areas can be established to give the Company excellent sales coverage in the USA.

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

Employees

The Company presently employs five employees, all of whom are working management employees.

Item 2.  Description of Properties

The Company leases office/warehouse space at 44-903 Golf Center Parkway, Suite 9, Indio, California, from a non-affiliate of the Company. The Company entered into the lease agreement for that space on October 9, 2000. The terms of the lease agreement provide for one year term ending October 8, 2001 with an option for an additional year. The monthly rent is $1,300.

The Company also has executive offices in property owned by the Company's Vice President and Secretary, and occupies it on a month-to-month basis, at no charge to the Company.

Item 3.  Legal Proceedings

There are no pending legal proceedings to which the Company is a party or to which the property interests of the Company are subject.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held an annual meeting of its shareholders in June, 2000 to elect the Company's directors. By the vote of the majority shareholders (a total of 1,922,215 votes were cast for the election of the proposed directors) Charles E. McEwan, Allan E. Schrum and David J. Kimber were elected to be the directors of the Company.

                                     PART II

Item 5.  Market for Common Equity and Related Matters

Advanced Refrigeration Technologies, Inc., common stock was approved for quotation under the symbol "ARGT" on the NASD Over-The-Counter Bulletin Board ("OTCBB") as of October 20, 1999. There were 52 shareholders of record as of December 31, 2000. The price of the Company's common stock as of December 31, 2000 was $0.53 (ask) and $0.22 (bid).

The Company's high and low closing bid and close information for the fiscal year ended December 31, 2000, is listed below as provided by NASD OTC Bulletin Board. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

        Date        Open        High          Low       Close
        ----        ----        ----          ---       -----
       Dec-00      0.1875        0.25       0.1562      0.2188
       Nov-00        0.25      0.4688       0.1562      0.2031
       Oct-00      0.1562      0.2969       0.0938        0.25
       Sep-00       0.625       0.625        0.125        0.25
       Aug-00       1.625       1.625          0.5         0.5
       Jul-00      1.3125        1.75         1.25       1.375
       Jun-00      1.4375      1.6875       1.3125      1.3125
       May-00       2.375      2.4375         1.25        1.25
       Apr-00      1.6875      2.4375          1.5           2
       Mar-00           1      1.8125            1        1.75
       Feb-00        1.25        1.25            1           1


From its inception through July 1, 1999, the Company sold unregistered securities in a Regulation D, Rule 504 exempt offering, which was commenced on June 5, 1998, and extended on March 15, 1999. The offering closed on April 6, 1999, and resulted in the sale of 403,100 shares, resulting in gross offering proceeds of $111,200. A Regulation D, Rule 506 exempt offering was commenced on April 7, 1999 and closed on July 1, 1999. This offering resulted in the sale of 21,250 shares, resulting in gross offering proceeds of $22,800. There have been no more sales of unregistered securities since July 1, 1999. The Company became a reporting company with the Securities and Exchange Commission as of July 6, 1999.

The Company has not paid any cash dividends since its inception and does not contemplate paying any in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of the Company's business.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion should be read in conjunction with selected financial data and the financial statements and notes to financial statements.

The Company has continued as a development stage company during the year 2000. The Company has continued to develop its products and increase its marketing efforts. During the fourth quarter of 2000 the Company experienced problems in the operation of some of the units it had placed in service. The Company reviewed and solved the problem and replaced the units that had been returned. The Company will need to raise additional capital in order to continue its development and marketing.

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

In the fiscal year ended December 31, 2000, the Company sold $30,795 worth of its products with a gross (loss) of ($4,193), due to the cost of correcting the problems experienced in the fourth quarter. Expenses other than direct cost of sales totaled $195,655 due to increases in payroll, research, and travel. This compared with gross sales of $29,065, gross profit of $14,568 and other expenses of $77,203 for the year earlier.

A major effort was undertaken by the Company in 2000 to pursue major companies that have the need for large numbers of units. Marketing staff attended a number of industry trade shows and made sales calls on the large users of refrigeration walk-in coolers and managed to get test efforts underway with a high percentage of these potential customers. Sales should reflect this effort in the coming years.

The Company banks with Wells Fargo Bank, checking account only, and has no other accounts or lines of credit with this bank or any other bank. The Company has short-term credit lines with most of its vendors and pays its bills in 30 to 60 days.

The Company will continue in its efforts to raise capital so that the ART Evaporator Fan Controllers can be sold and delivered. There can be no assurance that the Company will be able to obtain capital.

Item 7. Financial Statements

The consolidated financial statements of the Company required to be included in
Item 7 are listed in this index, and follow this page:

Report of Independent Certified Public Accountant
Financial Statements
         Balance Sheet
         Statement of Operations
         Statement of Cash Flows
         Statement of Shareholders' Equity
         Notes to Financial Statements

                               WILLIAM D. LINDBERG
                           CERTIFIED PUBLIC ACCOUNTANT
                               1064 CLIPPER COURT
                              COSTA MESA, CA. 92627
                             TELEPHONE 949 642 7801
                           TELEPHONE\FAX 949 548 6546
                           E.MAIL CATALINA61@JUNO.COM





To the Board of Directors and Stockholders of Advanced Refrigeration Technologies, Inc.

I have audited the accompanying balance sheet of Advanced Refrigeration Technologies, Inc. (a California corporation), as of December 31, 2000 and the related statements of operations, cash flows and shareholders' equity, for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Refrigeration Technologies, Inc., as of December 31, 2000 and the results of its operations and its cash flows for the two years ended December 31, 2000 and 1999 in conformity with generally accepted accounting principles.



/s/ William D. Lindberg

William D. Lindberg
February 2, 2001
Costa Mesa, Ca.

                    ADVANCED REFRIGERATION TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                             AS OF DECEMBER 31, 2000


                                                                    December 31,
                                                                        2000
                                                                    ------------

ASSETS
     Current assets
Cash                                                                  $       -
Accounts receivable (less reserve for doubtful accounts $zero)            5,917
Inventory (First-in, first-out at the lower of cost or market)           29,616
Prepaid rent                                                              1,300
                                                                      ----------
     Total current assets                                                36,833

      Equipment and furniture
Testing equipment                                                        14,919
Office furniture                                                         16,650
                                                                      ----------
                                                                         31,569
Accumulated depreciation                                                  7,417
                                                                      ----------
       Total equipment and furniture                                     24,152

      Intangible asset (less amortization)
Patents                                                                  36,470
                                                                      ----------

     Total assets                                                     $  97,455
                                                                      ==========


LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities
Bank overdraft                                                        $   1,252
Accounts payable                                                         18,358
Accrual payroll                                                          26,000
Other accruals                                                            3,527
Loans from employees                                                      4,840
Loans from shareholders                                                  59,840
                                                                      ----------
     Total current liabilities                                          113,817

     Shareholders' equity
Common stock (no par value) 20,000,000 shares authorized;
December 31, 2000, 2,194,350 issued and outstanding                     369,823
(Deficit) accumulated during development stage                         (386,185)
                                                                      ----------

     Total shareholders' equity                                         (16,362)

Total liabilities and shareholders' equity                            $  97,455
                                                                      ==========

   The accompanying notes are an integral part of these financial statements.


                    ADVANCED REFRIGERATION TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                 AND DEFICIT ACCUMULATED IN DEVELOPMENT STAGE TO
                                DECEMBER 31, 2000

                                                           Year ended      Year ended     Total (deficit)
                                                           December 31,    December 31,   accumulated in
                                                              2000            1999       development stage
                                                           ------------    ------------    ------------
Sales                                                      $    30,795     $    29,065     $    62,597

Cost of sales                                                   34,988          14,497          49,485
                                                           ------------    ------------    ------------
Gross profit                                                    (4,193)         14,568          13,112

Expenses
Payroll                                                         78,718          36,893         141,078
Patent                                                               -             470           1,360
Research                                                        39,789           1,224          42,129
Marketing                                                        9,031           5,478          18,333
Travel                                                          18,916           5,186          34,260
Depreciation                                                     3,949           1,451           5,400
Amortization                                                     2,515           2,515           6,288
Office                                                           6,734           3,642          13,195
Postage                                                          1,901             920           3,753
Insurance                                                        2,591               -           2,591
Utilities                                                          953             454           2,887
Telephone                                                        5,213           3,145          11,171
Rent                                                             9,319           9,685          25,304
Professional fees                                               13,675           4,360          81,360
Taxes                                                               10             712             722
Grant                                                                -               -          (5,279)
Public offering expense                                          2,340           3,583           8,613
                                                           ------------    ------------    ------------
       Total expenses                                          195,655          79,718         393,165

(Loss) from operations before interest and income taxes       (199,848)        (65,150)       (380,053)
Interest expense                                                 1,345           2,108           4,532
                                                           ------------    ------------    ------------
(Loss) from operations before income taxes                    (201,193)        (67,258)       (384,585)
State income tax                                                   800             800           1,600
                                                           ------------    ------------    ------------

Net (loss)                                                 ($  201,993)    ($   68,058)    ($  386,185)
                                                           ============    ============    ============
Net (loss) per share                                       ($     0.10)    ($     0.04)
                                                           ============    ============
Weighted average number of shares outstanding                2,073,725       1,840,725
                                                           ============    ============

   The accompanying notes are an integral part of these financial statements.


                    ADVANCED REFRIGERATION TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                                                           For the year   For the year
                                                               ended         ended
                                                            December 31,  December 31,
                                                                2000          1999
                                                             ----------    ----------
CASH FLOW FROM OPERATING ACTIVITIES
Net (loss) during development stage                          ($201,993)    ($ 68,058)
Adjustments to reconcile net income to net cash
      Depreciation of equipment and furniture                    3,949         3,468
      Amortization of intangible                                 2,515         2,515
      Shares issued for research services                       34,500
(Increase) decease in operating assets
     Inventory                                                 (24,027)       (2,005)
     Accounts receivable                                        (3,462)       (2,455)
     Prepayments                                                (1,300)
Increase (decrease) in operating liabilities
     Accounts payable                                            2,581        (1,388)
     Accruals                                                   25,601         3,154
                                                             ----------    ----------
Net cash provided by operating activities                     (161,636)      (64,769)

CASH FLOWS FROM INVESTING ACTIVITIES
     (Acquisition) disposition of equipment and furniture       (6,757)          730
                                                             ----------    ----------
Net cash provided by (used in) investing activities             (6,757)          730

CASH FLOWS FROM FINANCING ACTIVITIES
      Increase in bank overdraft                                 1,252             -
      Increase in loans from employees                           4,840             -
      Increase in loans from shareholders                       44,164        13,116
      Proceeds from issuance of common stock                   114,400        54,300
                                                             ----------    ----------
Net cash (used in) provided by financing activities            164,656        67,416

Net increase (decrease) in cash in bank                         (3,737)        3,377
Cash in bank as of the beginning of the year                     3,737           360
                                                             ----------    ----------

Cash in bank as of the end of the year                       $       0     $   3,737
                                                             ==========    ==========

   The accompanying notes are an integral part of these financial statements.


                    ADVANCED REFRIGERATION TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                        Common Stock             (Deficit)
                                                  --------------------------   accumulated in
                                                Number of shares                development
                                                (no par value)    Amount           stage
                                                  -----------    -----------    -----------
Balance at December 31, 1998                       1,647,100     $  111,623     ($ 116,134)

Common shares issued for debt                        150,000         55,000

Common shares issued under 504 public offering       216,000         31,500

Common shares issued under 506 public offering        21,250         22,800

Net  (loss) during development stage                                               (68,058)
                                                  -----------    -----------    -----------

Balance at December 31, 1999                       2,034,350        220,923       (184,192)

Restricted common shares issued by the
Company to acquire 150,000 unrestricted
shares (fair market value of 10,000 shares
difference at $1.50 per share)                       160,000         15,000

Unrestricted common shares acquired by the
Company                                             (150,000)       (15,000)

Donation of common shares acquired by the
Company from shareholder                             (55,000)

Donated common shares issued for research
services at $1.38                                     25,000         34,500

Donated common shares issued for cash $1.38           30,000         41,400

Unrestricted common shares sold by the Company       150,000         73,000

Net (loss) during development state                                               (201,993)
                                                  -----------    -----------    -----------

Balance at December 31, 2000                       2,194,350     $  369,823     ($ 386,185)
                                                  ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                    ADVANCED REFRIGERATION TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



GENERAL

         Advanced Refrigeration Technologies, Inc. ("the Company") was incorporated in California in February 1998. On March 5, 1998, the Company acquired the assets and liabilities of Nevada Energy Control Systems, Inc. (NECSI) in exchange for stock. NECSI had developed an evaporator fan control system device on which it held a patent. Since acquiring such net assets the Company's activities have consisted of continuing the research and development of the evaporator fan control system, obtaining financing and capital, and initiating marketing of the product. Beginning in June, 1998, the Company has sold stock in compliance with an exemption from registration under the Federal and State Securities laws provided by Regulation D, Rule 504 and Rule 506 of the Securities and Exchange Commission.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. EQUIPMENT AND FURNITURE
         Equipment and furniture are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of seven years.

         The Company recognizes an impairment loss on a fixed asset when the asset is no longer useful and the carrying amount of the asset cannot be realized.

B. INVENTORIES
         The Company has adopted the first-in, first-out (FIFO) method of inventory valuation or market, if that is lower.

C. RESEARCH AND DEVELOPMENT
         As a development stage company the Company expenses all research and development costs.

D. EARNINGS PER SHARE
         Earnings per share are computed using the weighted average number of common shares outstanding.

E. PATENTS
         Patents held by the Company are being amortized over the life of the patents seventeen years.

INVENTORIES

         Inventories consist of the following:

                  Finished goods                   $     8,973
                  Parts                                 20,643
                                                   ------------
                  Total                            $    29,616
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


INCOME TAXES

The Company has unused federal and state net operating loss carry-forwards of approximately $272,000 available to offset future years' taxable income and expire as follows:

               ------------------------------------
               2018                        $65,000
               ------------------------------------
               2019                        $67,000
               ------------------------------------
               2020                       $140,000
               ------------------------------------

The Company has not recorded the tax benefit of these carry-forward losses since realization is not certain.


RELATED PARTY TRANSACTIONS

Two of the founding stockholders have been active in the running of the day-to-day business of the Company on a full or part-time basis. They have received no compensation for such work and the Company has reflected no expense in the statement of operations.

Loans from shareholders ($59,840) and employees ($4,840) are non-interest bearing, currently payable and not evidenced by any notes.

COMMON STOCK

Total shares restricted as to trading were 1,411,350 at December 31, 2000

LEASES

On October 9, 2000 the Company entered into an operating lease for office space in Indio, California. The lease was for one year ending October 8, 2001 at $1,300 per month with an option for an additional year.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998 the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 2000 they issued SAFS No. 138 expanding the scope of SFAS No. 133 and to become effective after June 15, 2000. The Company has no derivative instruments and is not engaged in hedging activities. The Company will adopt the statements as required.

In December 1999 the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 101--Revenue Recognition. The bulletin expresses the SEC's views in applying generally accepted accounting principles to selected revenue recognition issues. The implementation date is December 15, 1999. The adoption of this pronouncement did not have any effect on the Company's statements.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

                                    PART III

Item 9. Directors, Executive Officers, Promotors and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The Executive Officers of the Company, and their ages, are as follows:

Name                           Age         Position
----                           ---         --------

Charles E. McEwan              65          President, Director
Robert L. Schlick              59          Executive Vice President
David J. Kimber                42          Vice President/Marketing, Director
Allan E. Schrum                59          Vice President/Engineering, Director
Clare C. Schrum                58          Secretary, Chief Financial Officer

Charles E. McEwan. Mr. McEwan has been the President and Director of the Company since the inception of the Company in 1998. Since 1972, he has been successful in founding small companies and making them successful through management and private and public financing. From 1994 through 1997, he founded and was President of AirWave Corporation. In 1987, Mr. McEwan was a member of the Board of Directors and a founder of RasterOps. From 1972 through 1988, he founded and was President of Ramtek Corporation. Mr. McEwan was employed as the marketing manager of Data Disk in Palo Alto, California, from 1969 through 1972, and was a computer programmer for Ford Aerospace from 1959 through 1969. He served from 1953 through 1955 in the United States Army; after this he attended San Francisco City College and University of New Mexico, Albuquerque.

Robert L. Schlick. Mr. Schlick has been the Executive Vice President of the Company since September, 2000. Over the past twenty years he has been an executive and owner of multiple companies as a senior level executive within entrepreneurial and rapid growth environments. His background has demonstrated strong leadership and managerial qualities fused with an in-depth as well as expansive marketing and operations background. His accomplishments range from start-up of a Consumer Product Sales Division within a company (Data Magnetics Corporation) to providing leadership for strategic change of an organization's identity and the positioning of Gloria Marshall Inc. for sale to NutraSystems Inc. He has proven himself as a demonstrated aggressive hands-on results-oriented team player accustomed to working seamlessly within highly matrixed business environments. He holds a double B.S. degree from the University of Nebraska and an MBA from the University of Southern California.

David J. Kimber. Mr. Kimber has been the Vice President Marketing and a Director of the Company since its inception in 1998. He has experience in, and successfully obtaining utility incentive participation programs for new technologies. He served as Director of Marketing for Nevada Energy Control Systems, Inc., (NECSI), the Company's predecessor, from June 1997 through March 1998. From 1990 through 1997, he was a self-employed marketing consultant. Mr. Kimber has experience in general business management, strategic planning, project development, budgeting and advertising. He holds a B.S. degree in Business Administration and Finance from California State University, Hayward.

Allan E. Schrum. Mr. Schrum has been the Vice President, Engineering, and Director of the Company since its inception in 1998. He is the co-inventor of the Company's product, and was responsible for obtaining the U.S. patents on the product. Mr. Schrum's professional experience spans more than 30 years as an innovative manager and engineer in the electronic and electromechanical industries. He has been responsible for the direction of research and development, engineering, manufacturing and new product introduction as well as corporate budget planning and staffing. Mr. Schrum also serves as the Vice President of Engineering for Varatouch Technology, and has done so since March, 1997. He was Vice President, Engineering of NECSI from February, 1992 through January, 1996, and was President of NECSI from January 1996 through March, 1998.

Clare C. Schrum. Ms. Schrum has been the Secretary and Chief Financial Officer of the Company since its inception in 1998. She has also served as the Office Manager of Gnosis Consulting since 1982. Ms. Schrum was the corporate Secretary and Treasurer of NECSI and Office Manager from April, 1997 through March, 1998. She is the wife of the Vice President, Engineering, Allan E. Schrum. She holds a BA from San Jose State University.

Item 10. Executive Compensation

The following table sets forth all compensation awarded or paid by the Company to its Chief Executive Officer and all other executive officers for services rendered during the fiscal year ended December 31, 2000 and the fiscal year December 31, 1999. The only salary paid from inception to the fourth quarter of 2000 has been to the Vice President/ Marketing. There were no grants of options or SAR grants given to any executive officers during the last fiscal year.

Summary Compensation Table
                                                                    Awards
                                                                    ------
                                                  Annual                    Other
Name and Position                   Year          Salary        Bonus    Compensation
-------------------------------------------------------------------------------------
Charles E. McEwan                   1999            -0-          -0-        -0-
President                           2000            -0-          -0-        -0-

Robert L. Schlick                   1999            -0-
Executive Vice President            2000         $ 7,000

David J. Kimber                     1999          31,200         -0-        -0-
Vice President/Marketing            2000          36,100         -0-        -0-

Allan E. Schrum                     1999            -0-          -0-        -0-
Vice President/Engineering          2000            -0-          -0-        -0-

Clare C. Schrum                     1999            -0-          -0-        -0-
Secretary, Chief Financial Officer  2000           5,000         -0-        -0-

Item 11.   Securities Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of the shares of Common Stock of the Company as of the end of the fiscal year, 2000, by (i) each person who is known by the Company to be the beneficial owner of more than five percent (5%) of the issued and outstanding shares of common stock, (ii) each of the Company's directors and executive officers, and (iii) all directors and executive officers as a group.

Name and Address                    Number of Shares            Percentage Owned
----------------                    ----------------            ----------------

Mervin Wade Howenstine (1)                  160,000                   7.2%
Citrus Heights, CA 95610

Charles E. McEwan                           576,000                  26.2%
Rancho Mirage, CA 92270

David J. Kimber                             148,500                   6.8%
La Quinta, CA 92253

Allan E. Schrum (2)                         400,000                  18.2%
Cameron Park, CA 95682

Clare C. Schrum (2)                          60,000                   2.7%
Cameron Park, CA 95682

Officers and Directors Total              1,184,500                  53.9%
--------------------
(1) Mr. Howenstine is a former officer of NECSI and a co-inventor of the product.
(2) Mr. and Ms. Schrum are husband and wife.

Item 12.  Certain Relationships and Related Transactions

There have been no transactions since the beginning of fiscal year 2000 or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, and in which any of the officers, or directors, or holders of over 5% of the Company's stock have or will have any direct or indirect material interest. The Company does not currently have any policy toward entering into any future transactions with related parties.

Item 13. Exhibits And Reports On Form 8-K

A.       Financial Statements
         --------------------

         Balance sheet of the Company of December 31, 2000, and the related statements of operations, stockholders' equity, and cash flows for the fiscal years ended December 31, 1999 and December 31, 2000.

B.       Reports on Form 8-K

         None

C.       Other Exhibits
         --------------

         Previously filed.






DOCUMENTS INCORPORATED BY REFERENCE

The Company is currently subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and in accordance therewith files reports, proxy statements and other information with the Commission. Such reports, proxy statements and other information may be inspected and copied at the public reference facilities of the Commission at Judiciary Plaza, 450 Fifth Street, N.W., Washington D.C. 20549; at its New York Regional Office, Suite 1300, 7 World Trade Center, New York, New York 10048; and its Chicago Regional Office, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661, and copies of such materials can be obtained from the Public Reference Section of the Commission at its principal office in Washington, D.C., at prescribed rates. In addition, such materials may be accessed electronically at the Commission's site on the World Wide Web, located at http://www.sec.gov. The Company intends to furnish its stockholders with annual reports containing audited financial statements and such other periodic reports as the Company may determine to be appropriate or as may be required by law.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 22, 2001.

ADVANCED REFRIGERATION TECHNOLOGIES, INC.


By: /s/ Charles E. McEwan
    -----------------------------------------
    Charles E. McEwan, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Charles E. McEwan                                       Date: March 22, 2001
---------------------------------------------
Charles E. McEwan,  President and Director


/s/ Clare C. Schrum                                         Date: March 22, 2001
---------------------------------------------
Clare C. Schrum, Chief Financial Officer and Secretary


/s/ Allan E. Schrum                                         Date: March 22, 2001
---------------------------------------------
Allan E. Schrum,  Vice President and Director


/s/ David J. Kimber                                         Date: March 22, 2001
---------------------------------------------
David J. Kimber, Vice President and Director