Form 10QSB
period 2001-03-31
ADVANCED REFRIGERATION TECHNOLOGIES INC
filed 2001-05-15
CIK 1085661

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB



(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001

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

                                      NONE
  ----------------------------------------------------------------------------
         Former name, former address and former fiscal year, if changed


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,), and (2) has been subject to such filing requirements for the past 90 days.
Yes   [X]    No  [ ]

The number of shares of the registrant's common stock as of March 31, 2001:
2,407,700 shares.

Transitional Small Business Disclosure Format (check one):   Yes [ ] No [X]

                             TABLE OF CONTENTS                              PAGE
                             -----------------                              ----


PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

(a)      Balance Sheet                                                         3
(b)      Statement of Operations                                               4
(c)      Statement of Changes in Financial Position                            5
(d)      Statement of Shareholders' Equity                                     6
(e)      Notes to Financial Statements                                         7

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations                     10

Item 3. Risks                                                                 10

PART II. OTHER INFORMATION                                                    11

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6
(a)      Exhibits
(b)      Reports on Form 8K

SIGNATURES                                                                    12


                              ADVANCED REFRIGERATION TECHNOLOGIES, INC.
                                           BALANCE SHEETS
                             AS OF MARCH 31, 2001 AND DECEMBER 31, 2000
                                             (UNAUDITED)


                                                                     March 31,      December 31,
                                                                       2001            2000
                                                                    ----------      ----------
ASSETS
     Current assets
Cash                                                                $   6,566       $       -
Accounts receivable (less reserve for doubtful accounts $zero)          2,555           5,917
Inventory (First-in, first-out at the lower of cost or market)         43,461          29,616
Prepaid rent                                                            1,300           1,300
                                                                    ----------      ----------
     Total current assets                                              53,882          36,833

      Equipment and furniture
Testing equipment                                                      14,919          14,919
Office furniture                                                       16,650          16,650
                                                                    ----------      ----------
                                                                       31,569          31,569
Accumulated depreciation                                                8,417           7,417
                                                                    ----------      ----------
       Total equipment and furniture                                   23,152          24,152
      Intangible asset (less amortization)
Patents                                                                35,842          36,470
                                                                    ----------      ----------
     Total assets                                                   $ 112,876       $  97,455
                                                                    ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities
Bank overdraft                                                      $       -       $   1,252
Accounts payable                                                       35,169          18,358
Accrual payroll                                                        50,000          26,000
Other accruals                                                          3,868           3,527
Loans from employee                                                         -           4,840
Loans from shareholders                                                71,513          59,840
                                                                    ----------      ----------
     Total current liabilities                                        160,550         113,817

     Shareholders' equity
Common stock (no par value) 20,000,000 shares authorized;
March 31, 2001,2,407,700; December 31, 2000, 2,194,350;
issued and outstanding                                                528,015         369,823
Retained earnings (deficit)                                          (189,504)
(Deficit) accumulated during development stage                       (386,185)       (386,185)
                                                                    ----------      ----------

     Total shareholders' equity                                       (47,674)        (16,362)

Total liabilities and shareholders' equity                          $ 112,876       $  97,455
                                                                    ==========      ==========

   The accompanying notes are an integral part of these financial statements.

                              ADVANCED REFRIGERATION TECHNOLOGIES, INC.
                                      STATEMENTS OF OPERATIONS
                         FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                             (UNAUDITED)

                                                            For the three      For the three
                                                             months ended       months ended
                                                            March 31, 2001     March 31, 2000
                                                           -----------------   --------------
Sales                                                        $    16,448       $    10,490
Cost of sales                                                     15,732             9,803
                                                             ------------      ------------
Gross profit                                                         716               687

Expenses
Payroll                                                          157,611             8,698
Research                                                           1,224                50
Marketing                                                          4,954               450
Travel                                                             2,831             1,406
Depreciation                                                       1,000               400
Amortization                                                         628               628
Office                                                             2,214             1,601
Postage                                                              120               277
Insurance                                                          1,033                 -
Utilities                                                            192                61
Telephone                                                          1,849               816
Rent                                                               3,900             2,175
Professional fees                                                 11,463             7,200
Taxes                                                                  -                10
Public offering expense                                              608               390
                                                             ------------      ------------
       Total expenses                                            189,627            24,162

(Loss) from operations before interest and income taxes         (188,911)          (23,475)
Interest expense                                                     393               564
                                                             ------------      ------------
(Loss) from operations before income taxes                      (189,304)          (24,039)
State income tax                                                     200               200
                                                             ------------      ------------

Net (loss)                                                   $  (189,504)      $   (24,239)
                                                             ============      ============
Net (loss) per share                                         $     (0.08)      $     (0.01)
                                                             ============      ============
Weighted average number of shares outstanding                  2,301,025         2,034,350
                                                             ============      ============

   The accompanying notes are an integral part of these financial statements.


                              ADVANCED REFRIGERATION TECHNOLOGIES, INC.
                                      STATEMENTS OF CASH FLOWS
                         FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                             (UNAUDITED)

                                                            For the three     For the three
                                                             months ended      months ended
                                                            March 31, 2001    March 31, 2000
                                                            --------------    --------------
CASH FLOW FROM OPERATING ACTIVITIES
Net (loss) during development stage                           $(189,504)      $ (24,239)
Adjustments to reconcile net income to net cash
      Depreciation of equipment and furniture                     1,000             400
      Amortization of intangible                                    628             628
       Stock issued and options granted for compensation        117,892
(Increase) decease in operating assets
     Inventory                                                  (13,845)         (2,614)
     Accounts receivable                                          3,362          (5,581)
Increase (decrease) in operating liabilities
     Accounts payable                                            16,811           6,149
     Accruals                                                    24,341          (2,088)
                                                              ----------      ----------
Net cash provided by operating activities                       (39,315)        (27,345)


CASH FLOWS FROM FINANCING ACTIVITIES
      Increase (decrease) in bank overdraft                      (1,252)              -
      Increase (decrease) in loans from employees                (4,840)              -
      Increase in loans from shareholders                        11,673          27,216
      Proceeds from issuance of common stock                     40,300               -
                                                              ----------      ----------
Net cash (used in) provided by financing activities              45,881          27,216

Net increase (decrease) in cash in bank                           6,566            (129)
Cash in bank as of the beginning of the year                          0           3,737
                                                              ----------      ----------

Cash in bank as of March 31                                   $   6,566       $   3,608
                                                              ==========      ==========

   The accompanying notes are an integral part of these financial statements.


                              ADVANCED REFRIGERATION TECHNOLOGIES, INC.
                                 STATEMENTS OF SHAREHOLDERS' EQUITY
                         FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                             (UNAUDITED)

                                                                                (Deficit)
                                                  Common stock                 accumulated
                                    -------------------------------------         during
                                       Number of                               development
                                        shares                Amount              stage
                                    ----------------     ----------------    -----------------
Balance at December 31, 1999              2,034,350      $       155,424     $       (184,192)

(Loss) for the three months                                                           (24,239)
                                    ----------------     ----------------    -----------------
Balance at March 31, 2000                 2,034,350      $       155,424     $       (208,431)
                                    ================     ================    =================

                                                                                                             (Deficit)
                                                            Common stock                                    accumulated
                                                  ---------------------------------       Retained             during
                                                    Number of           Amount            earnings          development
                                                     shares                               (Deficit)            stage
                                                  -------------    ----------------    ----------------    ---------------
Balance at December 31, 2000                         2,194,350     $       369,823                         $     (386,185)

Common shares issued for cash                           80,350              40,300

Restricted common shares issued for past
employee compensation                                  133,000              66,500

Options granted for common shares to be
issued for employee compensation- earned to
date                                                                        51,392

(Loss) for the three months                                                                  (189,504)
                                                  -------------    ----------------    ----------------    ---------------

Balance at March 31, 2001                            2,407,700     $       528,015     $     (189,504)     $   (386,185)
                                                  =============    ================    ================    ===============

   The accompanying notes are an integral part of these financial statements.

                    ADVANCED REFRIGERATION TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

GENERAL

         Advanced Refrigeration Technologies, Inc. ("the Company") was incorporated in California in February 1998. On March 5, 1998, the Company acquired the assets and liabilities of Nevada Energy Control Systems, Inc. (NECSI) in exchange for stock. NECSI had developed an evaporator fan control system device on which it held a patent. Since acquiring such net assets the Company's activities have consisted of continuing the research and development of the evaporator fan control system, obtaining financing and capital, and initiating marketing of the product. Since June 5, 1998 the Company has sold stock in compliance with an exemption from registration under the Federal and State Securities laws provided by Regulation D, Rule 504 and Rule 506 of the Securities and Exchange Commission.

BASIS OF PRESENTATION

         Since inception the Company has reported as "a development stage Company". The Company is no longer in the development stage as of January 1, 2001.

         The financial statements for the quarters ended March 31, 2001 and 2000 should be read in conjunction with the audited financial statements and notes thereto as of the year ended December 31, 2000 included in the Company's 10-KSB filed with the Securities and Exchange Commission.

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

C. RESEARCH AND DEVELOPMENT
         The Company expenses all research and development costs.

D. EARNINGS PER SHARE
         Earnings per share are computed using the weighted average number of common shares outstanding.

E. PATENTS
         Patents held by the Company are being amortized over the life of the patents: seventeen years.

INVENTORIES
         Inventories consist of the following:

                                                    March 31,   December 31,
                                                      2001          2000
                                                   ------------ ------------
                           Finished goods                8,042        8,973
                           Parts                        35,419       20,643
                                                   ------------ ------------
                           Total                        43,461       29,616
                                                   ============ ============

INCOME TAXES

The Company has unused federal and state net operating loss carry-forwards of approximately $342,000 available to offset future years' taxable income which expire as follows:

           ------------------------------ ---------------------------------
           2018                                                    $65,000
           ------------------------------ ---------------------------------
           2019                                                    $67,000
           ------------------------------ ---------------------------------
           2020                                                   $140,000
           ------------------------------ ---------------------------------
           2021                                                    $70,000
           ------------------------------ ---------------------------------

The Company has not recorded the tax benefit of these carry-forward losses since realization is not certain.

RELATED PARTY TRANSACTIONS

Two of the founding stockholders have been active in the running of the day-to-day business of the Company on a full or part-time basis. They have received no compensation for such work and the Company has reflected no expense in the statement of operations.

Loans from shareholders ($71,513 and $59,840 at March 31, 2001 and December 31, 2000 respectively) are non-interest bearing, currently payable and not evidenced by any notes. The amount due to an employee ($4,840) was repaid.

COMMON STOCK

Total shares restricted as to trading were 1,411,350 at December 31, 2000 and 1,624,700 at March 31, 2001.

STOCK OPTIONS

In February and March 2001 the Company granted two employees the right to 550,000 restricted common shares (no par value). The Company issued 133,000 common shares as past service compensation. The remaining 417,000 common shares will vest as follows: 133,000 shares on September 1, 2001; 150,000 shares on February 1, 2002 and 134,000 shares on September 1, 2002. The Company has set the fair market value at $ 0.50 per share, the price for which the Company sold stock in March 2001, and recognized employee compensation based on that value.

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options. The alternative fair value accounting provided under FASB Statement 123, "Accounting for Stock-Based Compensation", requires the use of option valuation models that were not developed for use in valuing employee stock options.

Pro forma information, regarding net income and income per share, is required by FASB 123. However, since the vesting period associated with the grants of common stock are so short the Company has not presented such information as it would be immaterial.

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

Until December 31, 2000 the Company was reporting as "a development stage Company". As of January 1, 2001 it will be reporting as an operating company.

Revenues for the first quarter improved but were impacted unfavorably because the Company had to replace units returned in the fourth quarter of 2000. (See discussion in 10-KSB filed for year ended December 31, 2000).

In comparing the first quarter of 2001 with 2000 it is evident that the Company's emphasis has changed. The Company has added personnel which has increased payroll costs substantially, including the granting of common stock options as compensation.

The Company has stepped up its sales activities which have increased marketing, travel, telephone and general office expenses.

The rental of additional space in Indio during the latter part of 2000 has increased cost of office space as compared to the prior year quarter.

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

                                   Advanced Refrigeration Technologies, Inc.


         Dated: May 10, 2001      By:  /s/Charles E. McEwan
                                       ----------------------------------------
                                       Charles E. McEwan, President



         Dated: May 10, 2001      By:  /s/Clare C. Schrum
                                       ----------------------------------------
                                       Clare C. Schrum, Chief Financial Officer