Form 10QSB
period 2001-06-30
ADVANCED REFRIGERATION TECHNOLOGIES INC
filed 2001-08-20
CIK 1085661

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10 QSB



(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001

( ) Transition report pursuant of Section 13 or 15(d) of the Securities Exchange Act of 1939 for the transition period ______ to______



                       COMMISSION FILE NUMBER   000-25973
                                                ---------





                    ADVANCED REFRIGERATION TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)



           California                                     68-0406331
------------------------------------        ------------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)


 44-903 Golf Center Parkway #9, Indio, California 92201 Telephone (760) 863-5621
 -------------------------------------------------------------------------------
       (Address of Principal Executive Offices, including Registrant's zip code and telephone number)

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
Yes    X    No
     -----    -----


The number of shares of the registrant's common stock as of June 30, 2001:
2,410,200 shares.

Transitional Small Business Disclosure Format (check one):   Yes      No X
                                                                 ---    ---

                                TABLE OF CONTENTS                        PAGE
                                -----------------                        ----

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

(a)      Balance Sheet                                                     3
(b)      Statement of Operations                                           4
(c)      Statement of Cash flows                                           5
(d)      Statement of Shareholders' Equity                                 6
(e)      Notes to Financial Statements                                     7

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations                 10

Item 3.  Risks                                                            10

PART II. OTHER INFORMATION                                                11

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6.

(a)      Exhibits
(b)      Reports on Form 8K

SIGNATURES                                                                12

                    ADVANCED REFRIGERATION TECHNOLOGIES, INC.
                                 BALANCE SHEETS
                    AS OF JUNE 30, 2001 AND DECEMBER 31, 2000
                                   (UNAUDITED)


                                                                  June 30,     December
                                                                    2001       31, 2000
                                                                 ----------   ----------

ASSETS
     Current assets
Cash                                                             $   6,598    $      --
Accounts receivable (less reserve for doubtful accounts $zero)      11,081        5,917
Inventory (First-in, first-out at the lower of cost or market)      43,370       29,616
Prepaid expenses                                                     1,700        1,300
                                                                 ----------   ----------
     Total current assets                                           62,749       36,833

     Equipment and furniture
Testing equipment                                                   14,919       14,919
Office furniture                                                    25,150       16,650
                                                                 ----------   ----------
                                                                    40,069       31,569
Accumulated depreciation                                             9,417        7,417
                                                                 ----------   ----------
     Total equipment and furniture                                  30,652       24,152

     Intangible asset (less amortization)
Patents                                                             35,214       36,470
                                                                 ----------   ----------

     Total assets                                                $ 128,615    $  97,455
                                                                 ==========   ==========


LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities
Bank overdraft                                                   $      --    $   1,252
Accounts payable                                                    22,306       18,358
Accrual payroll                                                     76,000       26,000
Other accruals                                                         247        3,527
Loans from employee                                                     --        4,840
Loans from shareholders                                             43,513       59,840
                                                                 ----------   ----------
     Total current liabilities                                     142,066      113,817

     Shareholders' equity
Common stock (no par value) 20,000,000 shares authorized;
June 30, 2001, 2,410,200; December 31, 2000, 2,194,350;
issued and outstanding                                             509,133      369,823
Retained earnings (deficit)                                       (136,399)          --
(Deficit) accumulated during development stage                    (386,185)    (386,185)
                                                                 ----------   ----------

     Total shareholders' equity (deficit)                          (13,451)     (16,362)

Total liabilities and shareholders' equity                       $ 128,615    $  97,455
                                                                 ==========   ==========

   The accompanying notes are an integral part of these financial statements.

                    ADVANCED REFRIGERATION TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS
     FOR THE SIX MONTHS ENDED AND THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)


                                     For the six     For the six      For the       For the
                                        months         months      three months   three months
                                      ended June     ended June     ended June     ended June
                                       30, 2001       30, 2000       30, 2001       30, 2000
                                     ------------   ------------   ------------   ------------

Sales                                $    57,468    $    17,124    $    41,020    $     6,634
Cost of sales                             23,690         13,898          7,958          4,095
                                     ------------   ------------   ------------   ------------
Gross profit                              33,778          3,226         33,062          2,539

Expenses
Payroll                                  107,838         17,204         55,619          8,506
Research                                   1,437         34,578            213         34,528
Marketing                                  6,971          1,662          2,017          1,211
Travel                                    11,564          6,207          8,733          4,801
Depreciation                               2,000            800          1,000            400
Patent amortization                        1,256          1,256            628            628
Office                                     4,784          2,434          2,570            833
Postage                                      291          1,286            171          1,008
Insurance                                  2,009            860            976            860
Utilities                                    511            143            319             82
Telephone                                  4,402          2,113          2,553          1,297
Rent                                       7,839          4,350          3,939          2,175
Professional fees                         15,133         10,595          3,670          3,395
Tax and licenses                              --             10             --             --
Public offering expense                    2,820          1,466          2,212          1,078
                                     ------------   ------------   ------------   ------------
       Total expenses                    168,855         84,964         84,620         60,802

(Loss) from operations before
interest and income taxes               (135,077)       (81,738)       (51,558)       (58,263)
Interest expense                             922            945            529            381
                                     ------------   ------------   ------------   ------------
(Loss) from operations before
income taxes                            (135,999)       (82,683)       (52,087)       (58,644)
State income tax                             400            400            200            200
                                     ------------   ------------   ------------   ------------

Net  earnings (loss)                 $  (135,399)   $   (83,083)   $   (52,287)   $   (58,844)
                                     ============   ============   ============   ============

Net earnings (loss) per share        $    (0.060)   $    (0.041)   $    (0.023)   $    (0.029)
                                     ============   ============   ============   ============
Diluted earnings (loss) per share    $    (0.056)   $    (0.041)   $    (0.022)   $    (0.029)
                                     ============   ============   ============   ============
Weighted average number of shares      2,279,692      2,034,350      2,279,692      2,034,350
                                     ============   ============   ============   ============
Weighted average number of shares,
assuming dilution                      2,429,692      2,034,350      2,429,692      2,034,350
                                     ============   ============   ============   ============

   The accompanying notes are an integral part of these financial statements.

                    ADVANCED REFRIGERATION TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)


                                                           For the     For the
                                                         six months   six months
                                                         ended June   ended June
                                                          30, 2001    30, 2000
                                                         ----------   ----------

CASH FLOW FROM OPERATING ACTIVITIES
Net (loss) during development stage                       (136,399)   $ (83,083)
Adjustments to reconcile net income to net cash
      Depreciation of equipment and furniture                2,000          800
      Amortization of intangible                             1,256        1,256
      Stock options granted for compensation 2001;
        issued for Research services 2000                   31,250       34,500
(Increase) decrease in operating assets
      Inventory                                            (13,754)     (11,218)
      Accounts receivable                                   (5,164)        (827)
      Prepaid expenses                                        (400)          --
Increase (decrease) in operating liabilities
      Accounts payable                                       3,948      (11,252)
      Accruals                                              46,720       (2,103)
                                                         ----------   ----------
Net cash provided by operating activities                  (70,543)     (71,927)

CASH FLOWS FROM INVESTING
(Purchase of) sale of equipment                             (8,500)      (3,515)

CASH FLOWS FROM FINANCING ACTIVITIES
      Increase (decrease) in bank overdraft                 (1,252)          --
      Increase (decrease) in loans from employees           (4,840)          --
      Increase (decrease) in loans from shareholders       (16,327)      58,794
      Proceeds from issuance of common stock               108,060       41,400
                                                         ----------   ----------
Net cash (used in) provided by financing activities         85,641      100,194

Net increase (decrease) in cash in bank                      6,598       24,752
Cash in bank as of the beginning of the year                     0        3,737
                                                         ----------   ----------

Cash in bank as of June 30                               $   6,598    $  28,489
                                                         ==========   ==========

   The accompanying notes are an integral part of these financial statements.

                    ADVANCED REFRIGERATION TECHNOLOGIES, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)


                                                                              (Deficit)
                                                        Common stock         accumulated
                                                  -------------------------    during
                                                   Number of                 development
                                                    shares        Amount        stage
                                                  -----------   -----------  -----------
Balance at December 31, 1999                       2,034,350    $  155,424   $ (184,192)

Donation of common shares acquired by the
Company from shareholder                             (55,000)

Donated shares issued for research services at
$1.38 (valued at price donated shares sold for)       25,000        34,500

Donated shares issued for cash $1.38                  30,000        41,400

(Loss) for the six months                                                       (83,083)
                                                  -----------   -----------  -----------

Balance at June 30, 2000                           2,034,350    $  231,324   $ (267,275)
                                                  ===========   ===========  ===========



                                                                             (Deficit)
                                            Common stock                    accumulated
                                       ----------------------  Retained       during
                                       Number of               earnings     development
                                        shares       Amount    (Deficit)      stage
                                       ----------  ----------  ----------   ----------

Balance at December 31, 2000           2,194,350   $ 369,823                $(386,185)

Common shares issued for cash            215,850     108,060

Options granted for common shares to
be issued for employee compensation-
earned to date                                        31,250

(Loss) for the six months                                       (136,399
                                       ----------  ----------  ----------   ----------

Balance at June 30, 2001               2,410,200   $ 509,133   $(136,399)   $(386,185)
                                       ==========  ==========  ==========   ==========

   The accompanying notes are an integral part of these financial statements.

                    ADVANCED REFRIGERATION TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)


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

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         The financial statements for the six months and quarters ended June 30, 2001 and 2000 should be read in conjunction with the audited financial statements and notes thereto as of the year ended December 31, 2000 included in the Company's 10-KSB filed with the Securities and Exchange Commission.

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

B.  INVENTORIES
         The Company has adopted the first-in, first-out (FIFO) method of inventory valuation or market, if that is lower.

         Inventories consist of the following:
                                                         June 30,     December
                                                           2001       31, 2000
                                                       -------------------------
                           Finished goods                   18,214        8,973
                           Parts                            25,156       20,643
                                                       -------------------------
                           Total                            43,370       29,616
                                                        ========================

C.  RESEARCH AND DEVELOPMENT
         The Company expenses all research and development costs.

D.  EARNINGS PER SHARE
         Earnings per share are computed using the weighted average number of common shares outstanding. The shares used in the computation of the Company's basic and diluted earnings per common share are reconciled as follows:

                                                    June 30, 2001  June 30, 2000
                                                    ----------------------------
         Weighted average common shares outstanding    2,279,692      2,034,350

         Dilutive effect of stock options to be
         issued for compensation                         150,000              -
                                                    ----------------------------
         Weighted average common shares
         outstanding, assuming dilution                2,429,692      2,034,350
                                                    ============================

         Weighted average common shares outstanding, assuming dilution, includes the incremental shares that would be issued upon the assumed exercise of stock options issued for compensation.


E.  PATENTS
         Patents held by the Company are being amortized over the life of the patents: seventeen years. Total amortization to date is $8,656.

F.  INCOME TAXES
         The Company has unused federal and state net operating loss carry-forwards of approximately $542,000 available to offset future years' taxable income which expire as follows:

                             ----------------- ------------------
                             2018                        $65,000
                             ----------------- ------------------
                             2019                        $67,000
                             ----------------- ------------------
                             2020                       $140,000
                             ----------------- ------------------
                             2021                        $70,000
                             ----------------- ------------------
                             2022                       $200,000
                             ----------------- ------------------
 .
         The Company has not recorded the tax benefit of these carry-forward losses of an estimated $160,000 to $180,000 since realization is not certain.

RELATED PARTY TRANSACTIONS

         Two of the founding stockholders had been active in the running of the day-to-day business of the Company on a full or part-time basis through December 31, 2000 and the Company reflected no expense in the statement of operations through that date for their services.

         Loans from shareholders ($43,513 and $59,840 at June 30, 2001 and December 31, 2000 respectively) are non-interest bearing, currently payable and not evidenced by any notes. The amount due to an employee ($4,840) was paid.

COMMON STOCK

         Total shares restricted as to trading were 1,411,350 at December 31, 2000 and 1,527,200 at June 30, 2001.

STOCK OPTIONS

         In February and March 2001 the Company granted two employees the right to 550,000 restricted common shares (no par value). The Company issued but subsequently canceled 133,000 common shares as past service compensation. The Company canceled an additional 267,000 shares of the grant leaving 150,000 shares granted. The 150,000 shares will vest on February 1, 2002. The Company has set the fair market value at $ 0.50 per share, the price for which the Company sold stock in March 2001, and recognized employee compensation based on that value.

         The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options. The alternative fair value accounting provided under FASB Statement 123, "Accounting for Stock-Based Compensation", requires the use of option valuation models that were not developed for use in valuing employee stock options. The Company has not valued the options using this method since compensation is currently recognized and the options are short term.


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

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

THIS ANALYSIS CONTAINS FORWARD-LOOKING COMMENTS, WHICH ARE BASED ON CURRENT INFORMATION. ACTUAL RESULTS IN THE FUTURE MAY DIFFER MATERIALLY.

The Company is engaged in the business of designing, manufacturing and marketing energy efficiency and conservation products. The Company's second and third products, the ART4000 and the ART5000, are currently in production. They are patented evaporator fan controllers for walk-in refrigerators and freezers, which can save the consumer from 30-40% in refrigeration energy costs. In addition, the ART 5000 unit keeps track of energy consumption and savings, and gives warnings of possible maintenance problems.

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

Until December 31, 2000 the Company was reporting as "a development stage Company". As of January 1, 2001 it is reporting as an operating company.

Revenues for the six months improved markedly over the same period in 2000; cost of sales, however, was impacted unfavorably during the first quarter because the Company had to replace units returned in the fourth quarter of 2000. (See discussion in 10-KSB filed for year ended December 31, 2000). Gross profits during the second quarter were higher due to higher sales in that period.

In comparing expenses during the first six months of 2001 with that of 2000 it is evident that the Company's emphasis has changed. The Company has added personnel, which has increased payroll costs substantially. The Company has stepped up its sales activities, which have increased marketing, travel, telephone and general office expenses. The rental of office space in Indio during the latter part of 2000 has increased cost of office space as compared to the prior year period.

Comparison of the three month and six month periods of 2001 with the same periods of 2000 is not very meaningful because the Company was still in development stage during 2000.

During June, the Board of Directors accepted the resignation of Charles E. McEwan from the office of President, due to declining health and for personal reasons. He was reelected to the post of Chairman of the Board of Directors. Richard R. McEwan, 37, his son, was elected as President.

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

                                   Advanced Refrigeration Technologies, Inc.


     Dated: August 20, 2001        By:  /s/ Charles E. McEwan
                                        ---------------------------
                                        Charles E. McEwan, President



     Dated: August 20, 2001        By:  /s/ Clare C. Schrum
                                        ---------------------------
                                        Clare C. Schrum, Chief Financial Officer