Form 10QSB/A
period 2001-06-30
ADVANCED REFRIGERATION TECHNOLOGIES INC
filed 2001-08-21
CIK 1085661

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                               Amendment No. 1 to
                                  FORM 10 QSB/A



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

                                   Advanced Refrigeration Technologies, Inc.


     Dated: August 20, 2001        By:  /s/ Rick R. McEwan
                                        ---------------------------
                                        Rick R. McEwan, President



     Dated: August 20, 2001        By:  /s/ Clare C. Schrum
                                        ---------------------------
                                        Clare C. Schrum, Chief Financial Officer