Form 10QSB
period 2001-09-30
ADVANCED REFRIGERATION TECHNOLOGIES INC
filed 2001-11-13
CIK 1085661

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB



(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001

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


           1100 West Katella Avenue, Suite J, Orange, California 92867
--------------------------------------------------------------------------------
    (Address of Principal Executive Offices, including Registrant's zip code and telephone number)

          44-903 Golf Center Parkway, Suite 9, Indio, California 92201
--------------------------------------------------------------------------------
         Former name, former address and former fiscal year, if changed


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [ ]


The number of shares of the registrant's common stock as of September 30, 2001:
2,410,200 shares.

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


                    ADVANCED REFRIGERATION TECHNOLOGIES, INC.
                                 BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                                   (Unaudited)

                                                                  September   December 31,
                                                                  30, 2001        2000
                                                                 ----------   ----------
ASSETS
     Current assets
Cash                                                             $      70    $       -
Accounts receivable (less reserve for doubtful accounts $zero)      12,519        5,917
Stock subscriptions receivable                                     100,000            -
Inventory (First-in, first-out at the lower of cost or market)      49,464       29,616
Prepaid expenses                                                     1,500        1,300
                                                                 ----------   ----------
     Total current assets                                          163,553       36,833

      Equipment and furniture
Testing equipment                                                   14,919       14,919
Office furniture                                                    28,150       16,650
                                                                 ----------   ----------
                                                                    43,069       31,569
 Less-Accumulated depreciation                                      10,417        7,417
                                                                 ----------   ----------
       Total equipment and furniture                                32,652       24,152

      Intangible asset (less amortization)
Patents                                                             34,586       36,470
                                                                 ----------   ----------

     Total assets                                                $ 230,791    $  97,455
                                                                 ==========   ==========


LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities
Bank overdraft                                                      $    -    $   1,252
Accounts payable                                                    60,065       18,358
Accrual payroll                                                     96,625       26,000
Other accruals                                                         749        3,527
Stock subscriptions payable                                         86,455            -
Loans from employee                                                      -        4,840
Loans from shareholders                                             51,113       59,840
                                                                 ----------   ----------
     Total current liabilities                                     297,007      113,817

     Shareholders' equity
Common stock (no par value) 20,000,000 shares authorized;
September 30, 2001, 2,410,200; December 31, 2000, 2,194,350;
issued and outstanding                                             527,883      369,823
Retained earnings (deficit)                                       (207,914)           -
Deficit accumulated during development stage                      (386,185)    (386,185)
                                                                 ----------   ----------

     Total shareholders' equity (deficit)                          (66,216)     (16,362)

Total liabilities and shareholders' equity                       $ 230,791    $  97,455
                                                                 ==========   ==========


   The accompanying notes are an integral part of these financial statements.


                         ADVANCED REFRIGERATION TECHNOLOGIES, INC.
                                 STATEMENTS OF OPERATIONS
       FOR THE NINE MONTHS ENDED AND THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                        (Unaudited)


                                            For the nine   For the nine  For the three  For the three
                                            months ended   months ended  months ended    months ended
                                             September      September     September       September
                                             30, 2001        30, 2000      30, 2001        30, 2000
                                           ------------   ------------   ------------   ------------
Sales                                      $    71,418    $    17,124    $    13,950    $     6,634
Cost of sales                                   32,043         13,898          8,353          4,095
                                           ------------   ------------   ------------   ------------
Gross profit                                    39,375          3,226          5,597          2,539

Expenses
Payroll                                        160,659         17,204         52,821          8,506
Research                                         1,919         34,578            482         34,528
Marketing                                        8,438          1,662          1,467          1,211
Travel                                          18,315          6,207          6,751          4,801
Depreciation                                     3,000            800          1,000            400
Patent amortization                              1,884          1,256            628            638
Office                                           6,712          2,434          1,928            833
Postage                                            437          1,286            146          1,008
Insurance                                        2,984            860            975            860
Utilities                                        1,214            143            703             82
Telephone                                        6,489          2,113          2,087          1,297
Rent                                            11,739          4,350          3,900          2,175
Professional fees                               17,932         10,595          2,799          3,395
Tax and licenses                                     -             10              -              -
Public offering expense                          3,716          1,466            896          1,078
                                           ------------   ------------   ------------   ------------
       Total expenses                          245,438         84,964         76,583         60,812

Loss from operations before interest and
income taxes                                  (206,063)       (81,738)       (70,986)       (58,273)
Interest expense                                 1,251            945            329            381
                                           ------------   ------------   ------------   ------------
Loss from operations before income taxes
                                              (207,314)       (82,683)       (71,315)       (58,654)
State income tax                                   600            400            200            200
                                           ------------   ------------   ------------   ------------

Net loss                                   $  (207,914)   $   (83,083)   $   (71,515)   $   (58,854)
                                           ============   ============   ============   ============

Net loss per share                         $    (0.089)   $    (0.041)   $    (0.031)   $    (0.029)
                                           ============   ============   ============   ============
Diluted loss per share                     $    (0.084)   $    (0.041)   $    (0.029)   $    (0.029)
                                           ============   ============   ============   ============
Weighted average number of shares            2,323,194      2,034,350      2,323,194      2,034,350
                                           ============   ============   ============   ============
Weighted average number of shares,
assuming dilution                            2,473,194      2,034,350      2,473,194      2,034,350
                                           ============   ============   ============   ============



        The accompanying notes are an integral part of these financial statements.


                    ADVANCED REFRIGERATION TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                                  For the nine  For the nine
                                                                  months ended  months ended
                                                                  September 30, September 30,
                                                                      2001         2000
                                                                   ----------   ----------
CASH FLOW FROM OPERATING ACTIVITIES
Net loss 2001 and during development stage 2000                    $(207,914)   $(117,533)
Adjustments to reconcile net income to net cash
      Depreciation of equipment and furniture                          3,000        1,200
      Amortization of patent                                           1,884        1,884
      Stock options granted for compensation 2001; issued for
        research services 2000                                        50,000       34,500
(Increase) decrease in operating assets
     Inventory                                                       (12,393)     (21,973)
     Accounts receivable                                              (6,602)      (8,292)
     Prepaid expenses                                                   (200)           -
Increase (decrease) in operating liabilities
     Accounts payable                                                 17,707       (7,477)
     Accruals                                                         69,847          803
                                                                   ----------   ----------
Net cash used in operating activities                                (84,671)    (116,888)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment                                                 (8,500)      (4,141)
Acquisition of treasury stock                                              -       (8,155)
                                                                   ----------   ----------
Net cash used in investing activities                                 (8,500)     (12,266)
                                                                   ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES
      Decrease in bank overdraft                                      (1,252)           -
      Decrease in loans from employees                                (4,840)           -
      Decrease in loans from shareholders                             (8,727)      (9,609)
      Proceeds from issuance of common stock                         108,060       56,400
      Proceeds from sale of treasury stock                                 -       81,625
                                                                   ----------   ----------
Net cash provided by financing activities                             93,241      128,416
                                                                   ----------   ----------
Net increase (decrease) in cash in bank                                   70         (738)
Cash in bank as of the beginning of the year                               -        3,737
                                                                   ----------   ----------

Cash in bank as of September 30                                    $      70    $   2,999
                                                                   ==========   ==========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
  Acquisition of 21st Century net assets for shares to be issued
      Stock subscriptions receivable                               $ 100,000    $       -
      Inventory                                                        7,455            -
      Furniture and fixtures                                           3,000            -
      Accounts payable                                               (24,000)           -
      Stock subscription payable                                     (86,455)           -
                                                                   ==========   ==========
  Stock options granted for compensation 2001;
stock issued for services 2000                                     $  50,000    $  34,500
                                                                   ==========   ==========

   The accompanying notes are an integral part of these financial statements.

                                       5


                    ADVANCED REFRIGERATION TECHNOLOGIES, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                                              (Deficit)
                                                       Common stock          accumulated
                                                 -------------------------      during
                                                 Number of                   development
                                                   shares        Amount         stage
                                                 -----------   -----------   -----------
Balance at January 1, 2000                        2,034,350    $  220,923    $ (184,192)

Restricted common shares issued by the
Company to acquire 150,000 unrestricted
shares (fair market value of 10,000 shares
difference at $1.50 per share)                      160,000        15,000

Unrestricted common shares acquired by the
Company                                            (150,000)      (15,000)

Donation of common shares acquired by the
Company from shareholder                            (55,000)

Donated common shares issued for research
services at $1.38                                    25,000        34,500

Donated common shares issued for cash $1.38          30,000        41,400

Unrestricted common shares sold by the Company
                                                                   47,260        23,000

Net loss during development state                                              (117,533)
                                                 -----------   -----------   -----------
Balance at September 30, 2000                     2,091,610    $  319,823    $ (301,725)
                                                 ===========   ===========   ===========

                                                                                       (Deficit)
                                                    Common stock                       accumulated
                                              -------------------------  Retained         during
                                               Number of                 earnings      development
                                                shares        Amount     (Deficit)        stage
                                              -----------   -----------  -----------   -----------
Balance at January 1, 2001                     2,194,350    $  369,823   $        -    $ (386,185)

Common shares issued for cash                    215,850       108,060

Options granted for common shares to be
issued for employee compensation- earned to
date                                                            50,000

Loss for the nine months                                                   (207,914)
                                              -----------   -----------  -----------   -----------

Balance at September 30, 2001                  2,410,200    $  527,883   $ (207,904)   $ (386,185)
                                              ===========   ===========  ===========   ===========


   The accompanying notes are an integral part of these financial statements.

                    ADVANCED REFRIGERATION TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

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

BASIS OF PRESENTATION

         From inception until December 31, 2000 the Company had reported as "a development stage Company". The Company is no longer in the development stage as of January 1, 2001.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         The financial statements for the nine months and quarters ended September 30, 2001 and 2000 should be read in conjunction with the audited financial statements and notes thereto as of the year ended December 31, 2000 included in the Company's 10-KSB filed with the Securities and Exchange Commission.

         Certain reclassifications have been made in the financial statements of prior periods in order to make them comparable with the current financial statement presentation.

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

B.  INVENTORIES
         The Company has adopted the first-in, first-out (FIFO) method of inventory valuation or market, if that is lower.

         Inventories consist of the following:
                                                  September     December 31,
                                                  30, 2001         2000
                                                 ------------   ------------
                  Finished goods                 $    31,033    $     8,973
                  Parts                               18,431         20,643
                                                 ------------   ------------
                  Total                          $    49,464    $    29,616
                                                 ============   ============

C.  RESEARCH AND DEVELOPMENT
         The Company expenses all research and development costs.

D.  EARNINGS PER SHARE
         Earnings per share are computed using the weighted average number of common shares outstanding. The shares used in the computation of the Company's basic and diluted earnings per common share are reconciled as follows:

                                                            September 30,  September 30,
                                                                2001           2000
                                                            ------------   ------------
         Weighted average common shares outstanding           2,323,194      2,050,350

         Dilutive effect of stock options to be issued
         for compensation                                       150,000              -
                                                            ------------   ------------
         Weighted average common shares outstanding,
         assuming dilution                                    2,473,194      2,050,350
                                                            ============   ============

         Weighted average common shares outstanding, assuming dilution, includes the incremental shares that would be issued upon the assumed exercise of stock options issued for compensation.

E.  PATENTS
         Patents held by the Company are being amortized over the life of the patents: seventeen years. Total amortization to date is $9,294.

F.  INCOME TAXES
         The Company has unused federal and state net operating loss carry-forwards of approximately $542,000 available to offset future years' taxable income which expire as follows:

                2018                                  $65,000
                2019                                  $67,000
                2020                                 $140,000
                2021                                  $70,000
                2022                                 $200,000

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

         Loans from shareholders $51,113 and $59,840 at September 30, 2001 and December 31, 2000 respectively, are non-interest bearing, currently payable and not evidenced by any notes. The amount due to an employee ($4,840) was paid.

COMMON STOCK

         Total shares restricted as to trading were 1,411,350 at December 31, 2000 and 1,527,200 at September 30, 2001.

         As of September 29, 2001 the Company acquired the net assets and $100,000 from the owners of 21st Century Energy, Inc., in return for 400,000 shares of the Company's stock. Additionally, the Company, as of September 29, 2001 granted the owners of 21st Century Energy, Inc. 200,000 warrants to purchase additional shares of stock for $1.00 each, and 200,000 warrants to purchase additional shares of stock for $0.50each. The warrants will expire September 29, 2003.

         Since the transaction was not completed by September 30, 2001 the Company has recorded the transaction as "Subscriptions payable" and the assets and liabilities at their fair market values as of September 29, 2001

STOCK OPTIONS

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

         The Board of Directors have approved a Company stock option plan that will provide 330,000 shares to be granted at the discretion of the Board of Directors at an exercise price of 100% of the fair market value of the stock at the date of grant. In September 2001 the first shares, totalling 75,000, were granted to two employees.

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

LEASES

         On October 9, 2000 the Company entered into an operating lease for office space in Indio, California. The lease was for one year ending October 8, 2001 at $1,300 per month with an option for an additional year. The Company has not renewed this lease, but has taken over the month-to-month lease at $835 per month for the office\warehouse space occupied by 21st Century Energy, Inc. in Orange, California.

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

SUBSEQUENT EVENT

         In October the Company for value received granted an ex-employee an option to purchase 250,000 shares of the Company's common stock at an exercise price of $0.27 commencing July 24, 2001 and expiring July 23, 2006. The option was granted for the cancellation of 133,000 shares issued pursuant to the Stock Grant Agreement dated as of February 20, 2001 and by cancellation of that agreement. The option agreement restricts the sale shares acquired for a period of one year.

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

ALL FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE DEEMED BY THE COMPANY TO BE COVERED BY AND TO QUALIFY FOR THE SAFE HARBOR PROTECTION PROVIDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. PROSPECTIVE SHAREHOLDERS SHOULD UNDERSTAND THAT SEVERAL FACTORS GOVERN WHETHER ANY FORWARD - LOOKING STATEMENT CONTAINED HEREIN WILL BE OR CAN BE ACHIEVED. ANY ONE OF THOSE FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED HEREIN. THESE FORWARD - LOOKING STATEMENTS INCLUDE PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS, INCLUDING PLANS AND OBJECTIVES RELATING TO THE PRODUCTS AND THE FUTURE ECONOMIC PERFORMANCE OF THE COMPANY. ASSUMPTIONS RELATING TO THE FOREGOING INVOLVE JUDGMENTS WITH RESPECT TO, AMONG OTHER THINGS, FUTURE ECONOMIC, COMPETITIVE AND MARKET CONDITIONS, FUTURE BUSINESS DECISIONS, AND THE TIME AND MONEY REQUIRED TO SUCCESSFULLY COMPLETE DEVELOPMENT PROJECTS, ALL OF WHICH ARE DIFFICULT OR IMPOSSIBLE TO PREDICT ACCURATELY AND MANY OF WHICH ARE BEYOND THE CONTROL OF THE COMPANY. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS UNDERLYING THE FORWARD - LOOKING STATEMENTS CONTAINED HEREIN ARE REASONABLE, ANY OF THOSE ASSUMPTIONS COULD PROVE INACCURATE AND, THEREFORE, THERE CAN BE NO ASSURANCE THAT THE RESULTS CONTEMPLATED IN ANY OF THE FORWARD - LOOKING STATEMENTS CONTAINED HEREIN WILL BE REALIZED. BASED ON ACTUAL EXPERIENCE AND BUSINESS DEVELOPMENT, THE COMPANY MAY ALTER ITS MARKETING, CAPITAL EXPENDITURE PLANS OR OTHER BUDGETS, WHICH MAY IN TURN AFFECT THE COMPANY'S RESULTS OF OPERATIONS. IN LIGHT OF THE SIGNIFICANT UNCERTAINTIES INHERENT IN THE FORWARD - LOOKING STATEMENTS INCLUDED THEREIN, THE INCLUSION OF ANY SUCH STATEMENT SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES OR PLANS OF THE COMPANY WILLBE ACHIEVED

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

As of September 29, 2001, the Company acquired 21st Century Energy, Inc., a distributor of Advanced Refrigeration Technologies products. They have an established customer and installation base for ART products, along with an in-place sales staff.

Under the terms of the transaction, the Company acquired the net assets and $100,000 from the owners of 21st Century Energy, Inc., in return for 400,000 shares of the Company's stock. Additionally, the Company, as of September 29, 2001 granted the principals of 21st Century Energy, Inc. 200,000 warrants to purchase additional shares of stock for $1.00 each, and 200,000 warrants to purchase additional shares of stock for $0.50each. The warrants will expire September 29, 2003.

21st Century Energy has been occupying leased office/warehouse space in Orange, California, which has now become the headquarters for the Company. The offices in Indio and Cameron Park have been vacated in order to have all personnel and all company functions in one location. The acquisition has increased payroll costs substantially, but consolidation of the offices has cut other operating costs, such as rent, telephone expense and general office expenses.

Revenues for the nine months improved markedly over the same period in 2000; cost of sales, however, was impacted unfavorably during the first quarter because the Company had to replace units returned in the fourth quarter of 2000. (See discussion in 10-KSB filed for year ended December 31, 2000). Gross profits during the third quarter were lower due to the production schedule, and lower sales in that period because of general uncertainty about world conditions and the direction of the energy markets.

In comparing expenses during the first nine months of 2001 with that of 2000 it is evident that the Company's emphasis has changed. The Company has stepped up its sales activities, which have increased marketing, travel, telephone and general office expenses. Comparison of the three month, six month and nine month periods of 2001 with the same periods of 2000 is not very meaningful because the Company was still in development stage during 2000.

During the second quarter, the Board of Directors accepted the resignation of Charles E. McEwan from the office of President, due to declining health and for personal reasons. He was reelected to the post of Chairman of the Board of Directors. Richard R. McEwan, 37, his son, was elected as President.

During the coming quarter, the Company expects to make further changes to the Board because of the acquisition of 21st Century Energy, Inc.

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

                    Advanced Refrigeration Technologies, Inc.


Dated: November 14, 2001                By: /s/Rick R. McEwan
                                        ----------------------------------------
                                        Rick R. McEwan, President



Dated: November 14, 2001                By: /s/Clare C. Schrum
                                        ----------------------------------------
                                        Clare C. Schrum, Chief Financial Officer