Form 10KSB
period 2001-12-31
ADVANCED REFRIGERATION TECHNOLOGIES INC
filed 2002-04-01
CIK 1085661

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB

(X) Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the annual period ended DECEMBER 31, 2001

( ) Transition report pursuant of Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period _____ to______

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

           1100 West Katella Avenue, Suite J, Orange, California 92867
                            Telephone (714) 997-0397
         ---------------------------------------------------------------
         (Address of Principal Executive Offices, including Registrant's zip code and telephone number)

                                      NONE
         --------------------------------------------------------------
         Former name, former address and former fiscal year, if changed

         Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,), and (2) has been subject to such filing requirements for the past 90 days. Yes ( X ) No (__)

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 KSB or any amendment to this Form 10-KSB. ( X )

         The registrant's revenues for its most recent fiscal year were:
$74,078.

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2001 was $481,049 based upon the book value of the Registrant's Common Stock of $0.53 as of December 31, 2001.

         The number of shares outstanding of the Registrant's Common Stock, no par value per share, was 2,890,840 shares as of December 31, 2001.

         Documents Incorporated by Reference:
         None

         Transitional Small Business Disclosure Format (check one):
                                                               Yes (__) No ( X )

                    ADVANCED REFRIGERATION TECHNOLOGIES, INC.

                                   FORM 10-KSB
                          YEAR ENDED DECEMBER 31, 2001
                                TABLE OF CONTENTS

                                     PART I
                                                                            PAGE
                                                                            ----

Item 1.  DESCRIPTION OF BUSINESS..............................................3

Item 2.  DESCRIPTION OF PROPERTY.............................................12

Item 3.  LEGAL PROCEEDINGS...................................................12

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................12

                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.................................................12

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS................................13

Item 7.  FINANCIAL STATEMENTS................................................15

Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.................................24

                                    PART III

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS and CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT...................24

Item 10. EXECUTIVE COMPENSATION..............................................25

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......26

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................27

                                     PART IV

Item 13. EXHIBITS AND REPORTS ON FORM 8-K....................................27

SIGNATURES...................................................................28

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


                                     PART I

Item 1. Description of Business

Overview

         Advanced Refrigeration Technologies, Inc. (the "Company") was incorporated in the State of California on February 5, 1998. It is engaged in the business of designing, manufacturing and marketing energy efficiency products. The Company is currently in production with its second and third products, which are patented evaporator fan motor controllers for walk-in refrigerators and freezers that can save the customer 25-50% in refrigeration energy costs.

Business Development

         The Company gained the rights to its basic product by acquiring the Nevada Energy Control Systems, Inc., ("NECSI") patents for an evaporator fan motor controller for the evaporators in walk-in coolers. The original product was evaluated by the National Institute of Standards and Technology's (NIST) Office of Technology Innovation in accordance with the United States Department of Energy (DOE) Energy Related Inventions Program (ERIP). This resulted in a recommendation of the product by the ERIP, and the award of a DOE grant to the Company to fund validation testing of its claims of the product's energy saving ability. This testing was performed by the company under the auspices of the U.S. Department of Energy, and further testing was conducted for the federal government through Lawrence Berkeley National Laboratory. These test results will be provided to any interested investor or potential customer. Tests monitored by the Pacific Gas and Electric Company (PG&E) confirmed refrigeration energy savings potential at the national level equal to 305,000 barrels of oil per year, assuming only a 10% market penetration. The Company estimates the refrigeration energy cost savings to the consumer to be between 25-50%. Additionally, the product has been evaluated by the Federal Energy Management Program (FEMP), receiving a positive recommendation, and has been approved for installation in federal facilities.

         The Company produced this original unit, its first product, until the year 2000, when it introduced an enhanced, microprocessor-controlled version. This model is ART's second product, which can also be used in walk-in freezers. The third product is the enhanced unit with an accompanying Data Head, to download information from the controller about the energy usage and energy savings gained by use of the controller, and operational problems of the cooler or freezer.

         The Company is currently marketing these products, the ART Evaporator Fan Controllers Models 4000 and 5000, throughout the United States, and is planning to bring to market other products and models currently in research and development.

         Advanced Refrigeration Technologies, Inc., common stock trades under the symbol ARGT on the NASD Over The Counter Bulletin Board (OTCBB). The Company's office is located at 1100 W. Katella Avenue, Suite J, Orange, California 92867; telephone 714-997-0397, fax 714-997-3550, e-mail
info@artcontrollers.com.

The Products

         The Company's products, the ART Evaporator Fan Controllers, are energy saving devices that can be easily integrated into existing or new walk-in refrigerator or freezer systems. They regulate the speed of the evaporator fan motors in a cooler or freezer to meet the need of each phase of the refrigeration cycle. Just as you save energy by turning off the lights in an unoccupied room, the ART controller saves energy by running the fans only as fast as the box requires at the time.

         There are two basic types of walk-in refrigeration systems in use today. Both of these basic systems consist of an insulated chamber or "box", an electrically driven compressor, a condenser, and an evaporator. The first ("Type 1"), and most common, turns the compressor on and off according to the temperature inside the box in response to either a thermostat or a pressure control valve. These systems may be either "stand alone" with one compressor operating one evaporator, or "rack" systems wherein several compressors operate evaporators in multiple boxes. The second basic type of walk-in system ("Type 2") is referred to as an "EPR" or Evaporator Pressure Regulator system, in which the temperature of the box is maintained by an EPR valve which provides a constant refrigerant flow from the compressor to the evaporator. The EPR valve can be either mechanical or electronic. This type is generally found only in rack systems. In both systems the evaporator fans normally run at full speed 24 hours per day.

         The current ART Controllers require the system to have an on/off cycle for the refrigerant flow. The Company's products act as a controller for the evaporator fans in "Type 1" systems, which utilize a thermostat or pressure control to control the on/off cycle of the compressor. The ART controllers regulate the speed of the fan motors to a lower level when the refrigerant is not flowing through the system, and thus save electrical energy. It also reduces the actual refrigeration load because of the reduced amount of heat introduced into the refrigerated box by the evaporator fan motors when they run at a lower speed. The product is designed to easily retrofit into an existing system. Original Equipment Manufacturer (OEM) customers will provide the product in new construction.

         There are two models of the ART Evaporator Fan Controllers currently being produced and marketed:

         The ART 4000 is the basic controller, which consists of a microprocessor-controlled logic board, four sensors, and a status light. The ART 4000 can be upgraded to the ART 5000 by adding a second hardware module, or "Data Head". The status light has been added during 2001, and provides the following information:

         Green             =        System Normal
         Blink Green       =        Icing Condition / Low Voltage
         Blink Red         =        Sensor Failure
         Red               =        System Fault

         The ART 5000 includes the base controller (ART 4000) plus a "Data Head" which connects to the base controller via a custom 20-foot cable. The Data Head is a plastic box that includes three status lights, and a 9-pin serial connector. The serial interface is an RS-232 serial port, which can be connected to a PC for downloading energy savings statistics or alarm information. The three status lights provide three warnings: Icing, Box Over Temperature, and System Fault (the controller is not working). The ART 5000 stores the following information in its non-volatile memory:

         a)       Amount of time on High Speed
         b)       Amount of time on Low Speed
         c)       Kilowatt Hours used on High Speed
         d)       Kilowatt Hours used on Low Speed
         e)       Kilowatt Hours saved

         By storing this information, the ART controller enables energy managers, storeowners, utilities engineers, etc., to connect a PC to the Data Head and retrieve the information. Several utilities require customers to prove their energy savings in order to receive rebates or other incentives. This Data Logging also provides the Company the verification required to receive orders from clients who wish to validate their projected savings prior to purchase.

         A third model, the ART 6000, has been in development for over a year; during that time the feature set has been modified to address several new target markets for the Company. The ART 6000 is being developed to address the needs of large customers with large facilities that have standardized on EPR systems. The ART 6000 product is planned to work with the Evaporator Pressure Regulator (EPR) type system. The ART 6000 will also include interfaces for external Energy Management Systems (EMS) or box controllers. Additionally, the ART 6000 will have an optional RS485 interface so it can be networked within a typical "Building Control" system. The alarm interface will be able to connect to an external alarm system so that, when the box is over temperature, an alarm condition will be initiated and the proper alarm sequence can be followed depending on the customer requirements. The ART 6000 is targeted for release in the fourth quarter of 2002, or Q1 of 2003.

         Installation Services are sometimes offered by the Company either directly or on a sub-contractor basis. An installation typically requires one to two hours of labor depending on the complexity of the system. Installation Services may become a significant revenue stream for the Company depending on market conditions. The Company already has an installation agreement with Comfort Systems USA (NYSE: FIX) as a sub-contractor. Comfort Systems USA is a very large HVACR services company that has over 125 locations throughout the United States for full national coverage.

Value Proposition

         The products offered have the following benefits for ART customers:
         - Reduce energy consumption, saving the customer 25% - 50% of their refrigeration costs
         -        Provide warning indicators for maintenance personnel
         -        Enable longer life for the evaporator fan motors
         -        Reduce the heat introduced into the box by the motors

Marketing Operations

         The Company employs one marketing Vice President in charge of all marketing functions. The Company presently has no other marketing employees. Marketing functions include Product Management, Public Relations, Trade Shows, Collateral Development, Direct Mail, Email Marketing, Government Programs, and Public Utility Programs. The Company plans to use public relations and advertising consultants for various marketing projects.

         The Company has separated the market into seven distinct segments. Each of these segments requires special marketing programs and activities to increase sales and awareness of our products. These segments include: National Accounts, Energy Services Companies (ESCO), Refrigeration Equipment Distributors, National Maintenance and Installation Companies, Public Utilities, Government, and Local Contractors.

         The Company has begun active marketing of its current products through industry trade shows, and with direct presentations and installations in convenience stores, grocery retailers, hotels, and retail facilities. The Company believes it can sell directly to nation-wide chains of convenience stores, supermarkets, hotels, and retailers with its small sales organization, since large chains have only a single point of contact with whom to deal. The Company plans to continue its marketing efforts for the retrofit application of the product directly to these facilities, offering demonstration installations to them, in anticipation of a national installation in these organizations.

         Some public utilities have taken an active role in promoting energy-efficient technologies to their commercial customers by offering direct rebates to those who install energy-efficient equipment. The Company presently has rebate agreements with San Diego Gas & Electric (SDG&E), Pacific Gas & Electric (PG&E), and Southern California Edison (SCE) that pay for the first $100 of each unit installed in a facility in their territory. While the recent deregulation of the electric power industry in the state of California has affected these programs, the California Public Utilities Commission (CPUC) is presently funding them. The Company is also working with several major city-owned utilities, whose programs are not affected by this deregulation, to qualify for their incentive programs as well. These utilities include Los Angeles Department of Water & Power (LADWP), and Sacramento Municipal Utility District (SMUD).

Sales Operations

         The Company employs one Director of Sales in charge of all Sales functions, and one Sales Manager. The Company presently employs no other sales employees. Sales operations will utilize the programs and materials generated by Marketing to achieve sustained growth and stability in the sales area. Currently the Company is targeting National Accounts in the Grocery Store, Convenience Store, Hospitality, and Retail markets directly.

         Various utilities are offering rebates, incentives, and general promotion of these products. The Company is actively working with utilities on promotions, incentives, and purchases of the ART 4000 and ART 5000 controllers.

         Another significant challenge for the Company is installation of the products into customers' facilities. The Company has signed a contract with Comfort Systems USA (NYSE:FIX) to install ART products nation wide. Comfort Systems USA is a very large HVAC services company with 125 locations nationwide. The Company plans to also utilize Comfort Systems USA as a reseller for market penetration and to add credibility to ART products.

Business Strategy

         Target clients and industries

                  The Company plans to continue to focus on obtaining large clients from its target markets whereby a large number of units can be sold to a few customers. It will also attempt to gain acceptance for ART products with other large HVACR contractors throughout the United States.

         Technology enhancement.

                  The Company intends to continue to develop and introduce new products and enhancements to the ART product line. Additional product offerings are being considered with various customers for tracking of energy savings remotely. These additions can be added to the product portfolio once the ART 6000 has been completed and is being offered to customers. The Company also plans to adapt ART products to the requirements of international customers in countries with different power requirements.

         Strategic acquisitions.

                  In September 2001 the Company acquired a small reseller in Orange, California, 21st Century Energy, Inc., which had two employees focused entirely on selling ART products. The Company plans to continue to research companies that may be ideal acquisition targets in the refrigeration business. These targets could be refrigeration contractors, or manufacturers of energy savings devices who have similar customers.

         Global expansion.

                  Because the Company believes that significant opportunities exist outside of the United States, it intends to expand its business to promising global markets, particularly in areas where energy is expensive. The Company is working with a few distributors in Asia and Europe to offer ART products in those regions.

         Rebate programs.

                  The Company currently has rebates for its products available through all the public utilities in California. We will be attempting to obtain similar rebates with utilities that offer these programs in other states.

The Market

         The overall market for the products exceeds 2 million units assuming all market segments are addressed. The Company has targeted four primary end-markets for the products: Grocery Stores, Convenience Stores, Hospitality/Lodging, and Retail. These target markets offer the best fit for the products based on the Return On Investment (ROI) for our customers. The general market for the product is any facility that uses a walk-in type refrigerator or freezer system of the correct type and sufficient size (minimum: 800 cubic feet) to have a satisfactory payback period. ROI is calculated as the total cost of ownership including installation versus the cost of the amount of energy saved. Customers are requiring a maximum of two years ROI; the ART Evaporator Fan Controllers typically have a payback of 12 to 24 months.

         The following table gives a breakdown on market segments:

TABLE 1
-------

-------------------------------------- ----------------------------------------

      TYPE OF FACILITY                       SALES POTENTIAL IN UNITS
-------------------------------------- ----------------------------------------

Grocery Stores (3 per store)                         1,058,735
-------------------------------------- ----------------------------------------

Convenience Stores                                     195,700
-------------------------------------- ----------------------------------------

Florists                                                52,271
-------------------------------------- ----------------------------------------

Liquor Stores                                           40,197
-------------------------------------- ----------------------------------------

Food Contractors                                        19,117
-------------------------------------- ----------------------------------------

Bars and Taverns                                        36,435
-------------------------------------- ----------------------------------------

Fast Food Restaurants                                  735,062
-------------------------------------- ----------------------------------------

Health Care Related                                     13,045
-------------------------------------- ----------------------------------------

Retail Hosts                                           123,937
-------------------------------------- ----------------------------------------

Other Hosts                                              6,439
-------------------------------------- ----------------------------------------

Lodging Establishments                                 127,251
-------------------------------------- ----------------------------------------

Recreation & Sporting Establishments                    14,627
-------------------------------------- ----------------------------------------

Misc. Nursing Homes, Clubs, etc.                        31,568
-------------------------------------- ----------------------------------------

Employer Operated                                        7,370
-------------------------------------- ----------------------------------------

Educationally Related                                   97,106
-------------------------------------- ----------------------------------------

Penal System                                             4,153
-------------------------------------- ----------------------------------------

Other                                                  236,177
-------------------------------------- ----------------------------------------

TOTAL                                                2,799,190
-------------------------------------- ----------------------------------------
(Source of data: U.S. Dept. Of Commerce, Bureau of the Census, Census of Retail Trade and Wholesale Trade, National Restaurant Association Report, "The Food Service Industry")

Competition

         The Company has virtually no direct competition for its product. However, a group of former marketing consultants to the inventors has formed a company called Energy Control Equipment, Inc. This company has produced a product which is similar to the ART 4000, but that has none of the new features that have been developed; their product may be in violation of the Company's patent rights, as well as of a covenant not to compete. The Company has taken steps to protect its patent rights to the product.

         Indirect competition exists in that manufacturers of motors have been producing more energy efficient designs, which would slow the payback period of the ART product in new applications. For example, GE Motors has introduced a refrigeration motor, which uses 50% less energy than conventional units; however, the ART controller is compatible with these energy efficient motors and reduces their power usage just as it does with standard motors. Additionally, other companies are developing higher efficiency compressors, parallel compressors, higher efficiency door seals, improved wall panel constructions, plastic air shields, new refrigerants and total facility energy management systems. However, since the Company's products are complementary to these new technologies, the potential market is unaffected.

Intellectual Property

         The Company holds United States Patent Nos. 5,488,835, issued February 6, 1996, and 5,797,276, issued August 25, 1998 for its products. Several additional patent applications will be filed over the next 12 months to improve its intellectual property portfolio.

         The Company's success and ability to compete are substantially dependent on its internally developed technologies. The Company generally enters into confidentiality or license agreements with its employees, consultants and corporate partners, and in general, controls access to and distribution of its technologies, documentation and other proprietary information. Despite the Company's efforts to protect its proprietary rights from unauthorized use or disclosure, parties may attempt to disclose, obtain or use the Company's solutions or technologies. The Company cannot be certain that the steps it has taken will prevent misappropriation of its solutions or technologies, particularly in foreign countries where the laws or law enforcement may not protect its proprietary rights as fully as in the United States. There can be no assurance that any of the Company's patent, copyright or trademark applications, now pending or to be filed in the future, will be approved. Even if they are approved, such patents, trademarks or copyrights may be successfully challenged by others or invalidated. If the Company's trademark registrations are not approved because third parties own such trademarks, its use of the trademarks will be restricted unless it enters into arrangements with such third parties. These arrangements may not be available on commercially reasonable terms.

Research and Development

         The Company employs one full time Vice President of Engineering and Manufacturing, who is in charge of all research and development of new products. The Company also utilizes an outside contractor for software development, working with the guidance of the President and Vice President of Engineering. The products have been developed over the past three years with minimal expense: the Company has spent a total of $43,902 over the last three years in research and development. We expect these expenses to continue to be small; however, we expect to add a full-time software engineer once the ART 6000 hardware has been fully designed.

Manufacturing

         The Vice President of Engineering and Manufacturing carries out or oversees all manufacturing engineering, component specification, and assembly and testing of the products.

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

Employees

         The Company presently employs six employees, four of whom are working management employees. The Company also utilizes the services of an outside software consultant for the software and firmware development.

Risk Factors

         The risk factors in this section are some of the factors that could cause the Company's actual results to differ markedly from those contained in any forward-looking statements.

         Limited Operating History

                  Advanced Refrigeration Technologies, Inc., a California corporation, was incorporated in February 1998. Thus, the Company has only a limited operating history on which to base an evaluation of its business and prospects. The Company's prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as energy saving technologies. The Company cannot assure the investor that it will be successful in meeting the challenges and addressing the risks that it faces in its market.

         No Assurance of Profitability

                  The Company believes that the planned growth and profitability will depend in large part on its ability to increase sales of its products and promote its brand name. Accordingly, the Company intends to invest heavily in marketing and promotion and development of its customer base.

         Need for Additional Capital

                  The Company could be in need of additional capital to fund future operations or expansions. There is no guarantee that additional capital will be available.

         Significant Reduction in the Cost of Energy

                  The Company's product sales strategy relies on a Return On Investment (ROI) model. The higher the cost of energy the sooner ART's customers receive a return on their investment to purchase ART products. If energy cost is suddenly reduced significantly below $.05 cents per kilowatt-hour, the ability to sell using the ROI model will be difficult to maintain. Such problems could have an adverse impact on the Company's business, operation results and financial condition.

         Availability of Certain Key Electronic Components

                  The ART Models 4000, 5000 and future products rely on components, which can from time to time become unavailable from the manufacturers due to manufacturing problems, or other problems relating to the suppliers. The Company has designed its products using components that have alternate sources; however, supply can still pose problems in the Company's ability to meet customer demand. Such problems could have an adverse impact on the Company's business, operation results and financial condition.

         Our efforts to protect our intellectual property rights may not sufficiently protect us and we may incur costly litigation to protect our rights

                  The Company holds two patents and it plans to file additional patent applications in the future with respect to various additional aspects of its technologies. The Company marks its software with copyright notices, and intends to file copyright registration applications where appropriate. There can, however, be no assurance that any patents, copyright registrations, or trademark registrations applied for by the Company will be issued, or if issued, will sufficiently protect its proprietary rights.

                  Despite the Company's efforts to protect its intellectual property, a third party or a former employee could copy, reverse-engineer or otherwise obtain and use the Company's intellectual property or trade secrets without authorization or could develop technology competitive to that of the Company.

                  The Company's intellectual property may be misappropriated or infringed upon. Consequently, litigation may be necessary in the future to enforce the Company's intellectual property rights, to protect its confidential information or trade secrets, or to determine the validity or scope of the rights of others. Litigation could result in substantial costs and diversion of management and other resources and may not successfully protect its intellectual property. Additionally, the Company may deem it advisable to enter into royalty or licensing agreements to resolve such claims. Such agreements, if required, may not be available on commercially reasonable or desirable terms or at all.

         Our technology may infringe on the rights of others

                  Even if the patents, copyrights and trademarks applied for are granted, they do not confer on the Company the right to manufacture or market products or services if such products or services infringe on intellectual property rights held by others. If any third parties hold conflicting rights, ART may be required to stop making, using, or marketing one or more of its products or to obtain licenses from and pay royalties to others, which could have a significant and material adverse effect on it. There can be no assurance that the Company will be able to obtain or maintain any such license on acceptable terms at all.

                  The Company may also be subject to litigation to defend against claims of infringement of the rights of others or to determine the scope and validity of the intellectual property rights of others. If third parties hold trademark, copyright or patent rights that conflict with its business, then the Company may be forced to litigate infringement claims that could result in substantial costs. In addition, if we were unsuccessful in defending such a claim, it could have a negative financial impact. If third parties prepare and file applications in the United States that claim trademarks used or registered by ART, we may oppose those applications and be required to participate in proceedings before the United States Patent and Trademark Office to determine priority of rights to the trademark, which could result in substantial costs. An adverse outcome in litigation or privity proceedings could require ART to license disputed rights from third parties or to cease using such rights. Any litigation regarding the Company's proprietary rights could be costly, divert management's attention, result in the loss of certain of its proprietary rights, require the seeking of licenses from third parties or prevent ART from selling its services, any one of which could have a negative financial impact.

        Dependence on Key Personnel

                  The Company's continued growth and development is dependent upon its ability to retain and motivate its key employees. Competition for top people is intense and there can be no assurance that the Company will be able to retain key management and technical employees or be able to attract and retain additional qualified technical personnel and management in the future. The Company does not currently maintain key person life insurance on any member of the management team though it is considering doing so in the near future. If ART is unsuccessful in hiring and keeping key people, its business will suffer.

        Control by Principal Shareholders

                  The officers and directors of the Company have beneficial ownership of a substantial majority of the voting common shares, which allows them to control who is elected to the Board of Directors. See
         Item 11, Securities Ownership of Certain Beneficial Owners and Management.

        Indemnification of Officers and Directors

                  Pursuant to the Corporation Law of the State of California, under most circumstances, the Company's officers and directors may not be held liable to the Company or its shareholders for errors in judgment or other acts or omissions in the conduct of the Company's business unless such errors in judgment, acts or omissions constitute fraud, gross negligence or malfeasance.

         Our stock price could be volatile

                  The Company's stock price has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in response to factors such as:

                  - actual or anticipated variations in quarterly operating results;
                  -        announcements;
                  - new sales formats or new services offered by ART or ART's competitors;
                  - changes in financial estimates by securities analysts, conditions or trends in Energy Efficiency markets; and
                  - changes in the market valuations of other Energy Efficiency companies.

Item 2.  Description of Property

         On October 9, 2000 the Company entered into an operating lease for office space in Indio, California. The lease was for one year ending October 8, 2001 at $1,300 per month with an option for an additional year. The Company did not renew the lease because of its move to Orange, California where it has taken over the office / warehouse space of 21st Century Energy, Inc., at 1100 West Katella Avenue, Suite J, Orange, California, 92867. This space is rented on a month-to-month basis for $835 per month for the first year from a non-affiliate of the Company with a 30-day notice of vacating required by either party to the other.

Item 3.  Legal Proceedings

         There are no pending legal proceedings to which the Company is a party or to which the property interests of the Company are subject.

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held an annual meeting of its shareholders on June 22, 2001 to vote on three proposals: By the vote of a majority of shareholders (a total of 2,051,624 votes), Charles E. McEwan, Allan E. Schrum and David J. Kimber were elected to be the directors of the Company. The same number of shareholders voted to ratify the appointment of William Lindberg, CPA, as Company Auditor. A majority of shareholders (a total of 1,562,550 votes) approved the third proposal, adoption of the Company's 2000 Stock Option Plan.

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

         Advanced Refrigeration Technologies, Inc., common stock trades under the symbol ARGT on the NASD Over The Counter Bulletin Board (OTCBB). There were 64 shareholders of record as of December 31, 2001. The price of the Company's common stock as of December 31, 2001 was $0.53 (open) and $0.53 (close).

         The Company's high and low closing bid and close information for the fiscal year ended December 31, 2001 is listed below as provided by the NASD OTC Bulletin Board. Quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions.

         -------------- ------------ ------------ ------------ ------------
         Date           Open         High         Low          Close
         -------------- ------------ ------------ ------------ ------------
         Jan-01         0.22         1.06         0.22         0.88
         -------------- ------------ ------------ ------------ ------------
         Feb-01         0.94         1.00         0.63         0.94
         -------------- ------------ ------------ ------------ ------------
         Mar-01         0.72         0.81         0.63         0.81
         -------------- ------------ ------------ ------------ ------------
         Apr-01         0.81         0.81         0.51         0.51
         -------------- ------------ ------------ ------------ ------------
         May-01         0.51         0.94         0.46         0.46
         -------------- ------------ ------------ ------------ ------------
         Jun-01         0.46         0.46         0.35         0.36
         -------------- ------------ ------------ ------------ ------------
         Jul-01         0.36         0.40         0.20         0.34
         -------------- ------------ ------------ ------------ ------------
         Aug-01         0.34         0.38         0.22         0.22
         -------------- ------------ ------------ ------------ ------------
         Sep-01         0.22         0.89         0.22         0.45
         -------------- ------------ ------------ ------------ ------------
         Oct-01         0.45         0.55         0.30         0.40
         -------------- ------------ ------------ ------------ ------------
         Nov-01         0.40         0.42         0.28         0.42
         -------------- ------------ ------------ ------------ ------------
         Dec-01         0.42         0.53         0.27         0.53
         -------------- ------------ ------------ ------------ ------------

         From its inception through July 1, 1999, the Company sold its common stock in a private placement pursuant to the exemption provided in Section 4(2) and Regulation D, Rule 504, which was commenced on June 5, 1998, and extended on March 15, 1999. The offering closed on April 6, 1999, and resulted in the sale of 403,100 shares, resulting in gross offering proceeds of $111,200. Another private placement pursuant to the exemption provided in Section 4(2) and Regulation D, Rule 506, was commenced on April 7, 1999 and closed on July 1, 1999. This offering resulted in the sale of 21,250 shares, resulting in gross offering proceeds of $22,800. The Company became a reporting company with the Securities and Exchange Commission as of July 6, 1999.

         A private placement pursuant to the exemption provided in Section 4(2) and Regulation D, Rule 506, was commenced on January 1, 2001 and closed on June 30, 2001. This offering resulted in the sale of 215,850 shares, resulting in gross offering proceeds of $108,060.

         A private placement pursuant to the exemption provided in Section 4(2) and Regulation D, Rule 506, was commenced on July 1, 2001 and closed on November 30, 2001. This offering resulted in the sale of 260,000 shares, resulting in gross offering proceeds of $130,000. Included with this offering was a warrant to purchase common stock. For each share of common stock purchased, the purchaser had the right to purchase one additional share of stock at $1 per share resulting in 260,000 warrants. The warrants expire two years after the initial investment.

         In September of 2001, the Company acquired the net assets of 21st Century Energy, Inc., in Orange, California. The Company issued 200,000 shares of "restricted" common stock for the assets of 21st Century Energy, Inc. The Company also issued 200,000 warrants to purchase stock at $.50 per share; these warrants expire September 29, 2003. The Company also received a $100,000 investment from the owners of 21st Century Energy for the securities offered in the private placement described above which commenced July 1, 2001.

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

         Until December 21, 2000, the Company was reporting as "a development stage company". As of January 1, 2001, the Company is reporting as an operating company. The Company will need to raise additional capital in order to continue its development and marketing. The Company is being financed by private investments from accredited investors, loans from major stockholders, and the sale of its products into the market. These sales are primarily orders from customers whom the Company hopes will become major customers, and in most cases are test units to prove the technology works as presented.

Overview

         The Company was incorporated February 5, 1998, and purchased for stock the assets and liabilities of Nevada Energy Control Systems, Inc., (NECSI), which had developed what became the Company's first product, the ART Model 4000 Evaporator Fan Controller.

         As of September 29, 2001, the Company acquired 21st Century Energy, Inc., a distributor of Advanced Refrigeration Technologies products. They have an established customer and installation base for ART products, along with an in-place sales staff. Under the terms of the transaction, the Company acquired the net assets from the owners of 21st Century Energy, Inc., in consideration for 200,000 "restricted" shares of the Company's common stock and 200,000 warrants to purchase additional shares of "restricted" common stock for $0.50 each. The owners of 21st Century Energy also participated in the July 2001 private placement and invested $100,000 into the Company and received 200,000 shares of "restricted" common stock and 200,000 warrants to purchase additional shares of "restricted" common stock for $1.00 each. The warrants will expire September 29, 2003.

         21st Century Energy has been occupying leased office/warehouse space in Orange, California, which has now become the headquarters for the Company. The offices in Indio and Cameron Park have been vacated in order to have all personnel and all company functions in one location. The acquisition has increased payroll costs substantially, and accomplishing the consolidation of the offices increased other costs especially in the last quarter of the year; however, it is expected that the consolidation will proportionally cut other operating costs, such as rent, telephone and general office expenses, in the coming year.

         A major effort was undertaken by the Company in 2001 to pursue major companies that have the need for large numbers of units. Marketing staff attended a number of industry trade shows and made sales calls on large users of refrigeration walk-in coolers, managing to get test efforts underway with a high percentage of these potential customers. Sales should reflect this effort in the coming years.

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

Results of operations

         In the fiscal year ended December 31, 2001, the Company sold $74,078 worth of its products with a direct cost of sales of $34,277 and a gross profit of $39,801. Expenses other than direct cost of sales totaled $363,324, with the increase from 2000 primarily due to increases in payroll after the acquisition of 21st Century Energy. This compared with gross sales of $30,795, gross (loss) of ($4,193) and other expenses of $195,655 for the fiscal year 2000, and gross sales of $29,065, gross profit of $14,568 and other expenses of $79,718 for the fiscal year 1999.

         The Company will continue in its efforts to raise capital so that the ART Evaporator Fan Controllers can be sold and delivered. There can be no assurance that the Company will be able to obtain capital.

Liquidity and sources of capital

         At December 31, 2001 our cash position required that we actively seek additional sources of capital. At December 31, 2001 we had available cash of $30,154, and $20,000 in escrow from our July private placement. We estimate that our monthly cash operating expenses have increased to $30,000 due to adding employees associated with the acquisition of 21st Century Energy. Over the last year our monthly sales have averaged $6,500. We estimate our monthly revenue will increase; however, there can be no assurances that this will happen. If revenues do not increase over historical levels, we anticipate that based on our current operating plan and available cash, we will need additional financing in the first quarter of FY2002.

         As of December 31, 1999, 2000, and 2001, we had current assets of $33,125, $97,455, and $164,977 respectively, and current liabilities of $50,879, $113,817, and $207,287 respectively. For the periods ending December 31, 1999, 2000 and 2001, we used $64,769, $161,636, and $177,511, respectively, of cash for operating activities. For the periods ending December 31, 1999, 2000, and 2001, $67,416, $164,656, and $207,665 were provided by financing activities, primarily from issuance of common stock, and loans from shareholders.

Item 7. Financial Statements

The consolidated financial statements of the Company required to be included in
Item 7 are listed in this index, and follow this page:

         Report of Independent Certified Public Accountant
         Financial Statements
         Balance Sheet
         Statements of Operations
         Statements of Cash Flows
         Statements of Shareholders' Equity
         Notes to Financial Statements

                               WILLIAM D. LINDBERG
                           CERTIFIED PUBLIC ACCOUNTANT
                             1725 MONROVIA AVE. C-1
                              COSTA MESA, CA. 92627
                             TELEPHONE 949 642 7801
                                 FAX 949 5741891
                           E.MAIL CATALINA61@JUNO.COM



To the Board of Directors and Stockholders of Advanced Refrigeration Technologies, Inc.

I have audited the accompanying balance sheet of Advanced Refrigeration Technologies, Inc. (a California corporation), as of December 31, 2001 and the related statements of operations, cash flows and shareholders' equity, for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Refrigeration Technologies, Inc., as of December 31, 2001 and the results of its operations and its cash flows for the two years ended December 31, 2001 and 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in notes to financial statements, the Company's recurring losses, negative working capital and shareholders' capital deficiency raise substantial doubt as to its ability to continue as a going concern. Management plans concerning these matters are also described in the notes to financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



William D. Lindberg
March  8, 2002
Costa Mesa, Ca.

                    ADVANCED REFRIGERATION TECHNOLOGIES, INC.
                                  BALANCE SHEET
                             AS OF DECEMBER 31, 2001


                                                                   December 31,
                                                                       2001
                                                                  --------------

ASSETS
     Current assets
Cash                                                              $      30,154
Receivable from attorney trust account                                   20,000
Inventory (First-in, first-out at the lower of cost or market)           49,464
Prepaid rent                                                              1,235
                                                                  --------------
     Total current assets                                               100,853

      Equipment and furniture
Testing equipment                                                        14,919
Office furniture                                                         28,150
                                                                  --------------
                                                                         43,069
Accumulated depreciation                                                 12,903
                                                                  --------------
       Total equipment and furniture                                     30,166

      Intangible asset
Patents (less amortization of $8,800)                                    33,958
                                                                  --------------

     Total assets                                                 $     164,977
                                                                  ==============


LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities
Accounts payable                                                  $      22,528
Accrual payroll                                                         103,232
Other accruals                                                              945
Loans from shareholders                                                  80,582
                                                                  --------------
     Total current liabilities                                          207,287

     Shareholders' equity
Common stock (no par value) 20,000,000 shares authorized;
December 31, 2001, 2,890,840 issued and outstanding                     670,105
Retained (deficit) of which $386,185 was accumulated during
development stage and $319,213 after                                   (712,415)
                                                                  --------------

     Total shareholders' equity                                         (42,310)
                                                                  --------------

Total liabilities and shareholders' equity                        $     164,977
                                                                  ==============

   The accompanying notes are an integral part of these financial statements.

                     ADVANCED REFRIGERATION TECHNOLOGIES, INC.
                              STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                         Year ended     Year ended
                                                        December 31,   December 31,
                                                            2001           2000
                                                        ------------   ------------
Sales                                                   $    74,078    $    30,795
Cost of sales                                                34,277         34,988
                                                        ------------   ------------
Gross profit                                                 39,801         (4,193)

Expenses
Payroll                                                     226,803         78,718
Research                                                      2,889         39,789
Marketing                                                    18,941          9,031
Travel                                                       21,798         18,916
Depreciation                                                  5,486          3,949
Amortization                                                  2,512          2,515
Office                                                       17,084          6,734
Postage                                                         743          1,901
Insurance                                                     4,582          2,591
Utilities                                                     1,804            953
Telephone                                                     8,933          5,214
Rent                                                         16,633          9,319
Professional fees                                            30,997         13,675
Taxes                                                            83             10
Public offering expense                                       4,036          2,340
                                                        ------------   ------------
       Total expenses                                       363,324        195,655

Loss from operations before interest and income taxes      (323,523)      (199,848)
Interest expense                                              1,907          1,345
                                                        ------------   ------------
Loss from operations before income taxes                   (325,430)      (201,193)
State income tax                                                800            800
                                                        ------------   ------------

Net loss                                                $  (326,230)   $  (201,993)
                                                        ============   ============
Loss per share                                          $    (0.132)   $     (0.10)
                                                        ============   ============
Diluted loss per share                                  $    (0.125)   $     (0.10)
                                                        ============   ============
Weighted average number of shares outstanding             2,465,106      2,073,725
                                                        ============   ============
Diluted weighted average number of shares outstanding     2,615,106      2,073,725
                                                        ============   ============

     The accompanying notes are an integral part of these financial statements.

                                        18

                          ADVANCED REFRIGERATION TECHNOLOGIES, INC.
                                   STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                               For the year      For the year
                                                                  ended             ended
                                                               December 31,      December 31,
                                                                   2001             2000
                                                              --------------   --------------
CASH FLOW FROM OPERATING ACTIVITIES
Net loss                                                      $    (326,230)   $    (201,993)
Adjustments to reconcile net income to net cash
      Depreciation of equipment and furniture                         5,486            3,949
      Amortization of intangible                                      2,512            2,515
      Shares issued for research services                                --           34,500
      Shares issued for legal services                                7,017               --
      Compensation that will be issued in shares                     68,750               --
(Increase) decrease in operating assets
     Inventory                                                      (19,848)         (24,027)
     Accounts receivable                                              5,917           (3,462)
     Prepayments                                                         65           (1,300)
Increase (decrease) in operating liabilities
     Accounts payable                                                 4,170            2,581
     Accruals                                                        74,650           25,601
                                                              --------------   --------------
Net cash provided by operating activities                          (177,511)        (161,636)

CASH FLOWS FROM INVESTING ACTIVITIES
     (Acquisition) disposition of equipment and furniture                --           (6,757)
                                                              --------------   --------------
Net cash provided by (used in) investing activities                      --           (6,757)

CASH FLOWS FROM FINANCING ACTIVITIES
      Increase in bank overdraft                                     (1,252)           1,252
      Increase in loans from employees                               (4,840)           4,840
      Increase in loans from shareholders                            20,742           44,164
      Proceeds from issuance of common stock                        193,015          114,400
                                                              --------------   --------------
Net cash (used in) provided by financing activities                 207,665          164,656

Net increase (decrease) in cash in bank                              30,154           (3,737)
Cash in bank as of the beginning of the year                             --            3,737
                                                              --------------   --------------

Cash in bank as of the end of the year                        $      30,154    $          --
                                                              ==============   ==============


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
   Stock issued for furniture and equipment                   $      11,500    $          --
   Interest paid                                                      1,907            1,345
   State income tax paid                                                800              800

          The accompanying notes are an integral part of these financial statements.

                                             19

                           ADVANCED REFRIGERATION TECHNOLOGIES, INC.
                               STATEMENT OF SHAREHOLDERS' EQUITY
                        FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                           Common Stock
                                                   ---------------------------
                                                   Number of
                                                     shares
                                                    (no par                         Retained
                                                     value)           Amount        (Deficit)
                                                   -----------     -----------     -----------

Balance at December 31, 1999                        2,034,350         220,923        (184,192)

Restricted common shares issued by the
Company to acquire 150,000 unrestricted
shares (fair market value of 10,000 shares
difference at $1.50 per share)                        160,000          15,000              --

Unrestricted common shares acquired by the
Company                                              (150,000)        (15,000)             --

Donation of common shares acquired by the
Company from shareholder                              (55,000)             --              --

Donated common shares issued for research
services at $1.38                                      25,000          34,500              --

Donated common shares issued for cash $1.38            30,000          41,400              --

Unrestricted common shares sold by the Company        150,000          73,000              --

Loss during development stage                              --              --        (201,993)
                                                   -----------     -----------     -----------

Balance at December 31, 2000                        2,194,350      $  369,823      ($ 386,185)

Common shares sold for cash                           275,850         138,060              --

Common shares issued for billed legal services         20,640           7,017              --

Common shares issued in connection with 21st
Century acquisition of assets                         400,000          86,455              --

Option granted for common shares to be issued
for employee compensation-earned to date                   --          68,750              --

Net Loss                                                   --              --        (326,230)
                                                   -----------     -----------     -----------

Balance at December 31, 2001                        2,890,840      $  670,105      $ (712,415)
                                                   ===========     ===========     ===========

          The accompanying notes are an integral part of these financial statements.

                                              20

                    ADVANCED REFRIGERATION TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


GENERAL

         Advanced Refrigeration Technologies, Inc. ("the Company") was incorporated in California in February 1998. On March 5, 1998, the Company acquired the assets and liabilities of Nevada Energy Control Systems, Inc., (NECSI) in exchange for stock. NECSI had developed an evaporator fan control system device on which it held a patent. Since acquiring such net assets the Company's activities have consisted of continuing the research and development of the evaporator fan control system, obtaining financing and capital, and initiating marketing of the product. Since June 5, 1998 the Company has sold stock in compliance with an exemption from registration under the federal and state securities laws provided by Regulation D, Rule 504 and Rule 506, promulgated under the Securities Act of 1933, as amended.

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

B. INVENTORIES
         The Company has adopted the first-in, first-out (FIFO) method of inventory valuation or market, if that is lower.

Inventories consist of the following:

                                        December         December
                                        31, 2001         31, 2000
                                     -------------    -------------
                  Finished goods     $     28,432     $      8,973
                  Parts                    21,032           20,643
                                     -------------    -------------
                  Total              $     49,464     $     29,616
                                     =============    =============

C. RESEARCH AND DEVELOPMENT
         The Company expenses all research and development costs.

D. EARNINGS PER SHARE
         Earnings per share are computed using the weighted average number of common shares outstanding. The shares used in the computation of the Company's basic and diluted earnings per common share are reconciled as follows:

                                                             December 31,     December 31,
                                                                 2001             2000
                                                            -------------    -------------
         Weighted average common shares outstanding            2,465,106        2,050,350

         Dilutive effect of stock options to be issued
         for compensation                                        150,000                -
                                                            -------------    -------------
         Weighted average common shares outstanding,
         assuming dilution                                     2,615,106        2,050,350
                                                            =============    =============

         Weighted average common shares outstanding, assuming dilution, includes the incremental shares that would be issued upon the assumed exercise of stock options issued for compensation.

E. PATENTS
         Patents held by the Company are being amortized over the life of the patents, seventeen years.

F. INCOME TAXES
         The components of the deferred tax asset are as follows:

                                                   December 31,    December 31,
                                                       2001            2000
                                                  --------------  --------------
         Deferred tax assets:
             Net operating loss carry-forward     $     263,000   $     162,000
         Valuation allowance                      $    (263,000)  $    (162,000)
                                                  --------------  --------------

         Net deferred tax assets                  $          --   $          --
                                                  ==============  ==============

         The Company had available approximately $658,000 and $405,000 of unused Federal and state net operating loss carry-forwards at December 31, 2001 and 2000, respectively, that may be applied against future taxable income. These net operating loss carry-forwards expire for Federal purposes in 2021. There is no assurance that the Company will realize the benefit of the net operating loss carry-forwards.

         SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At December 31, 2001 and 2000, valuations for the full amount of the net deferred tax asset were established due to the uncertainties as to the amount of the taxable income that would be generated in future years.

         Reconciliation of the differences between the statutory tax rate and the effective income tax rate is as follows:

                                                   December 31,    December 31,
                                                       2001            2000
                                                  -------------   -------------
         Statutory federal tax (benefit) rate          (34.0)%         (34.0)%
         Statutory state tax (benefit) rate            (5.83)%         (5.83)%
                                                  -------------   -------------
         Effective tax rate                           (39.83)%        (39.83)%
         Valuation allowance                           39.83 %         39.83 %
                                                  -------------   -------------
         Effective income tax rate                      0.00 %          0.00 %
                                                  =============   =============

RELATED PARTY TRANSACTIONS

         Two of the founding stockholders had been active in the running of the day-to-day business of the Company on a full or part-time basis through December 31, 2000 and the Company reflected no expense in the statement of operations through that date for their services.

         Loans from shareholders $80,582 at December 31, 2001, are non-interest bearing, currently payable and not evidenced by any notes.

COMMON STOCK

         Total shares restricted as to trading were 1,987,200 at December 31,
2001

         As of September 29, 2001 the Company acquired the net assets and $100,000 from the owners of 21st Century Energy, Inc., for 400,000 shares of the Company's stock. In addition the Company granted 200,000 warrants to purchase additional shares of stock for $0.50, and 200,000 warrants to purchase additional shares of stock for $1.00. The warrants will expire September 29, 2003.

         The Company granted 60,000 warrants to purchase additional shares of stock for $1.00 per share to purchasers of 60,000 common shares. The warrants will expire on September 29, 2003.

STOCK OPTIONS

         On March 3, 2001 the Company granted an employee the right to 150,000 common shares (no par value). The shares will vest on February 1, 2002. The Company has set the fair market value at $ 0.50 per share, the price for which the Company sold stock in March 2001, and recognized employee compensation based on that value.

         The Board of Directors has approved a Company stock option plan that will provide 330,000 shares to be granted at the discretion of the Board of Directors at an exercise price of 100% of the fair market value of the stock at the date of grant. In September 2001 the first shares, 75,000, were granted to two employees at $0.27 per share.

         The Board of Directors granted a stock option in May 2001 for an employee to purchase 400,000 shares of common stock at an exercise price of $0.30 per share vesting one third at May 1, 2002, and the balance investing quarterly over the two years ending May 1, 2004.

         In October the Company for value received granted an ex-employee an option to purchase 250,000 shares of the Company's common stock at an exercise price of $0.27 commencing July 24, 2001 and expiring July 23, 2006. The option was granted for the cancellation of 133,000 shares issued pursuant to the Stock Grant Agreement dated as of February 20, 2001 and a mutual release agreement. The option agreement restricts the sale shares acquired for a period of one year.

         The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options. The alternative fair value accounting provided under FASB Statement 123, "Accounting for Stock-Based Compensation", requires the use of option valuation models that were not developed for use in valuing employee stock options. The Company has not valued the options using this method since compensation is currently recognized or the options are short term.

LEASES

         On October 9, 2000 the Company entered into an operating lease for office space in Indio, California. The lease was for one year ending October 8, 2001 at $1,300 per month with an option for an additional year. The Company did not renew the lease but has taken over the office\warehouse of 21st Century Energy, Inc., in Orange, California on a month-to-month lease.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the FASB issued SFSA No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". Under these new standards, all acquisitions subsequent to June 30, 2001 must be accounted for under the purchase method of accounting, and purchased goodwill is no longer amortized over its useful life. Rather, goodwill will be subject to a periodic impairment test based upon its fair value.

         In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 establishes accounting standards for recognition and measurement of a liability for the costs of asset retirement obligations. Under SFAS 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises, and will be amortized to expense over the life of the assets.

         In October 2001, the FASB issued SFAS No, 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting reporting for the impairment or disposal of long-lived assets and discontinued operations.

         These pronouncements have no impact on the financial position and results of operations of the Company. The Company has adopted these standards as of this year.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The Executive Officers of the Company, and their ages, are as follows:

Name                        Age             Position
----                        ---             --------

Rick R. McEwan              37              President, CEO
David J. Kimber             43              Vice President/Marketing, Director
Allan E. Schrum             60              Vice President/Engineering, Director
Clare C. Schrum             59              Secretary, Chief Financial Officer

         Rick R. McEwan. Mr. McEwan has been the President and CEO of the Company since May 2001. Mr. McEwan has over twenty years of experience in technology companies. Most recently Mr. McEwan was co-founder and Chief Technology Officer of MindArrow Systems, a publicly traded company on the NASDAQ-SC market. At MindArrow Systems, Mr. McEwan was responsible for filing 18 technology patents, and leading a team of over twenty engineers. Prior to joining MindArrow Mr. McEwan served as President and CEO of Zap International, a software company located in Silicon Valley, which was purchased by MindArrow Systems in April 1999. Prior to Zap International, Mr. McEwan spent four years at Fourth Communications Network in San Jose, Ca., as senior database engineer. Mr. McEwan has an extensive background in database development and tracking systems. Several of the patent-pending technologies developed at MindArrow surround Internet database tracking systems for advertising and data analysis. Prior to Fourth Communications Network, Mr. McEwan held engineering and marketing positions with SuperMac Technology, RasterOps, and Ramtek Corp. Mr. McEwan is the son of Charles McEwan.

         Allan E. Schrum. Mr. Schrum is the Vice President, Engineering, and a Director of the Company. He is the co-inventor of the Company's product, and was responsible for obtaining the U.S. patent on the product. Mr. Schrum's professional experience spans more than 30 years as an innovative manager and engineer in the electronic and electromechanical industries. He has been responsible for the direction of research and development, engineering, manufacturing and new product introduction as well as corporate budget planning and staffing. He was Vice President, Engineering of NECSI from February 1992 through January 1996, and was President of NECSI from January 1996 through March 1998. Before and during those years, he was also Vice President, engineering at Varatouch Technology, Director of Engineering at Vicom Systems and at Ramtek Corp., and has also run his own hardware/software design consulting service, Gnosis Consulting, since 1982.

         David J. Kimber. Mr. Kimber is the Vice President Marketing and a Director of the Company. He has experience in, and in successfully obtaining, utility incentive participation programs for new technologies. He served as Director of Marketing for Nevada Energy Control Systems, Inc., (NECSI), the Company's predecessor, from June 1997 through March 1998. From 1990 through 1997, he was a self-employed marketing consultant. Mr. Kimber has experience in general business management, strategic planning, project development, budgeting and advertising. He holds a B.S. degree in Business Administration and Finance from California State University, Hayward.

         Clare C. Schrum. Ms. Schrum is the Secretary and Chief Financial Officer of the Company. She has also served as the Office Manager of Gnosis Consulting since 1982. Ms. Schrum was the Corporate Secretary and Treasurer of NECSI and Office Manager from April 1997 through March 1998. She is the wife of the Vice President, Engineering, Allan E. Schrum. She holds a B.A. degree from San Jose State University.

Compliance with Beneficial ownership Reporting Rules

         Section 16(a) of the Securities Act of 1934, as amended ("Exchange Act"), requires the Company's executive officers and directors, and persons who beneficially own more than 10% of a registered class of the Company's common stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission ("Commission"). Such officers, directors and shareholders are required by Commission regulations to furnish the Company with copies of all such reports that they file.

         Based solely upon a review of copies of such reports furnished to the Company during its fiscal year ended December 31, 2001 and thereafter, the Company believes that, during the Company's 2001 fiscal year, all Section 16(a) filing requirements applicable to the Company's reporting persons were complied with.

Item 10. Executive Compensation

         The following table sets forth all compensation awarded or paid by the Company to its Chief Executive Officer and all other executive officers for services rendered during the fiscal year ended December 31, 2001 and the fiscal year December 31, 2000. The only salary paid from inception to the fourth quarter of 2000 has been to the Vice President/Marketing.

Summary Compensation Table
                                                                   Awards
                                                                   ------
                                                Annual                         Other
Name and Position                   Year        Salary        Bonus        Compensation
-----------------------------------------------------------------------------------------
Rick R. McEwan                      2000           -0-          -0-             -0-
President                           2001          8,000         -0-             -0-

Charles E. McEwan                   2000           -0-          -0-             -0-
President (until 5/01)              2001           -0-          -0-             -0-

Allan E. Schrum                     2000           -0-          -0-             -0-
Vice President/Engineering          2001          2,000         -0-             -0-

David J. Kimber                     2000         36,100         -0-             -0-
Vice President/Marketing            2001         52,000         -0-             -0-

Clare C. Schrum                     2000          5,000         -0-             -0-
Secretary, Chief Financial Officer  2001          6,000         -0-             -0-

Fiscal 2001 Stock and Stock Option Grants to Executives

         The following table sets forth for each of the named executives certain information concerning stock and stock options granted during fiscal 2001.

Name and Position          Number of Securities       % of Total Options     Exercise Price   Expiration
                            Underlying Options       Granted  to Employees      per Share        Date
---------------------------------------------------------------------------------------------------------
                                    Granted                   in 2001
Rick R. McEwan                     400,000 (1)                  64%              $0.30         5/01/2006
David J. Kimber                    150,000 (2)                  24%

(1) This option was granted in May 2001; one third of it will vest on May 1, 2002, and the balance will vest quarterly over the next two years.

(2) This is a grant of a right to common shares (no par value) made in March 2001, which vests on February 1, 2002. The Company set the fair market value at $0.50 per share, the price for which the Company sold stock in March 2001, and recognized employee compensation based on that value.

Item 11. Securities Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information regarding the beneficial ownership of the shares of Common Stock of the Company as of December 31, 2001, by (i) each person who is known by the Company to be the beneficial owner of more than five percent (5%) of the issued and outstanding shares of common stock, (ii) each of the Company's directors and executive officers, and
(iii) all directors and executive officers as a group.

Name and Address                    Number of Shares         Percentage Owned
----------------                    ----------------         ----------------
i.
Mervin Wade Howenstine (1)                  160,000                 5.5%
Citrus Heights, CA 95610
ii.
Charles E. McEwan                           576,000                19.9%
Chairman, former President
Rancho Mirage, CA 92270
Rick R. McEwan                               40,100                 1.4%
President
Orange, CA 92867

Allan E. Schrum (2)                         400,000                13.8%
Vice President, Director
Orange, CA 92867
David J. Kimber                             146,200                 5.1%
Vice President, Director
Orange, CA 92867
Clare C. Schrum (2)                          60,000                 2.1%
Secretary, Chief Financial Officer
Orange, CA 92867
iii.
Officers and Directors Total              1,222,300                42.3%

--------------------
(1) Mr. Howenstine is a former officer of NECSI and a co-inventor of the product.
(2)      Mr. and Ms. Schrum are husband and wife.

Item 12. Certain Relationships and Related Transactions

         There have been no transactions since the beginning of fiscal year 2001 or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, and in which any of the officers, or directors, or holders of over 5% of the Company's stock have or will have any direct or indirect material interest. The Company does not currently have any policy toward entering into any future transactions with related parties.


                                     PART IV

Item 13. Exhibits and Reports on Form 8-K

A. Financial Statements

         Balance sheet of the Company of December 31, 2001, and related statements of operations, stockholders' equity, and cash flows for the fiscal year ended December 31, 2001 and 2000.

B. Reports on Form 8-K

         None.

C. Other exhibits

         Previously filed.

DOCUMENTS INCORPORATED BY REFERENCE

         The Company is currently subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and in accordance therewith files reports, proxy statements and other information with the Commission. Such reports, proxy statements and other information may be inspected and copied at the public reference facilities of the Commission at Judiciary Plaza, 450 Fifth Street, N.W., Washington D. C. 20549; at its New York Regional Office, Suite 1300, 7 World Trade Center, New York, New York, 10048; and its Chicago Regional Office, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661, and copies of such materials can be obtained from the Public Reference Section of the Commission at its principal office in Washington, D.C., at prescribed rates. In addition, such materials may be accessed electronically at the Commission's site on the World Wide Web, located at http://www.sec.gov.com. The Company intends to furnish its stockholders with annual reports containing audited financial statements and such other periodic reports as the company may determine to be appropriate or as may be required by law.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 2002.

                              ADVANCED REFRIGERATION TECHNOLOGIES, INC.


                              By: /s/ Rick R. McEwan
                                  --------------------------------------------
                                  Rick R. McEwan,
                                  President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Rick R. McEwan            President                                   Date: March 27, 2002
-----------------------------
Rick R. McEwan


/s/ Charles E. McEwan         Chairman of Board of Directors              Date: March 27, 2002
-----------------------------
Charles E. McEwan


/s/ Clare C. Schrum           Secretary and Chief Financial Officer       Date: March 27, 2002
-----------------------------
Clare C. Schrum


/s/ Allan E. Schrum           Vice President and Director                 Date: March 27, 2002
-----------------------------
Allan E. Schrum


/s/ David J. Kimber           Vice President and Director                 Date: March 27, 2002
-----------------------------
David J. Kimber