Form 10KSB/A
period 2001-12-31
ADVANCED REFRIGERATION TECHNOLOGIES INC
filed 2002-05-15
CIK 1085661

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB-A

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
Costa Mesa, Ca.

                    ADVANCED REFRIGERATION TECHNOLOGIES, INC.
                                  BALANCE SHEET
                             AS OF DECEMBER 31, 2001

                                                                   December 31,
                                                                       2001
                                                                  --------------

ASSETS
     Current assets
Cash                                                              $      30,154
Receivable from attorney trust account                                   20,000
Inventory (First-in, first-out at the lower of cost or market)           49,464
Prepaid rent                                                              1,235
                                                                  --------------
     Total current assets                                               100,853

      Equipment and furniture
Testing equipment                                                        14,919
Office furniture                                                         28,150
                                                                  --------------
                                                                         43,069
Accumulated depreciation                                                 12,903
                                                                  --------------
       Total equipment and furniture                                     30,166

      Intangible asset
Patents (less amortization of $8,800)                                    33,958
                                                                  --------------

     Total assets                                                 $     164,977
                                                                  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities
Accounts payable                                                  $      22,528
Accrual payroll                                                         103,232
Other accruals                                                              945
Compensation payable in stock                                            68,750
Loans from shareholders                                                  80,582
                                                                  --------------
     Total current liabilities                                          276,037

     Shareholders' equity
Common stock (no par value) 20,000,000 shares authorized;
December 31, 2001, 2,890,840 issued and outstanding                     601,355
Retained (deficit) of which $386,185 was accumulated during
development stage and $319,213 after                                   (712,415)
                                                                  --------------

     Total shareholders' equity                                        (111,060)
                                                                  --------------

Total liabilities and shareholders' equity                        $     164,977
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

                                             19

                           ADVANCED REFRIGERATION TECHNOLOGIES, INC.
                               STATEMENT OF SHAREHOLDERS' EQUITY
                        FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                           Common Stock
                                                   ---------------------------
                                                   Number of
                                                     shares
                                                    (no par                         Retained
                                                     value)           Amount        (Deficit)
                                                   -----------     -----------     -----------

Balance at December 31, 1999                        2,034,350         220,923        (184,192)

Restricted common shares issued by the
Company to acquire 150,000 unrestricted
shares (fair market value of 10,000 shares
difference at $1.50 per share)                        160,000          15,000              --

Unrestricted common shares acquired by the
Company                                              (150,000)        (15,000)             --

Donation of common shares acquired by the
Company from shareholder                              (55,000)             --              --

Donated common shares issued for research
services at $1.38                                      25,000          34,500              --

Donated common shares issued for cash $1.38            30,000          41,400              --

Unrestricted common shares sold by the Company        150,000          73,000              --

Loss during development stage                              --              --        (201,993)
                                                   -----------     -----------     -----------

Balance at December 31, 2000                        2,194,350      $  369,823      ($ 386,185)

Common shares sold for cash                           275,850         138,060              --

Common shares issued for billed legal services         20,640           7,017              --

Common shares issued in connection with 21st
Century acquisition of assets                         400,000          86,455              --

Net Loss                                                   --              --        (326,230)
                                                   -----------     -----------     -----------

Balance at December 31, 2001                        2,890,840      $  601,355      $ (712,415)
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

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 8, 2002.

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

/s/ Rick R. McEwan            President                                   Date: May 8, 2002
-----------------------------
Rick R. McEwan

/s/ Charles E. McEwan         Chairman of Board of Directors              Date: May 8, 2002
-----------------------------
Charles E. McEwan

/s/ Clare C. Schrum           Secretary and Chief Financial Officer       Date: May 8, 2002
-----------------------------
Clare C. Schrum

/s/ Allan E. Schrum           Vice President and Director                 Date: May 8, 2002
-----------------------------
Allan E. Schrum

/s/ David J. Kimber           Vice President and Director                 Date: May 8, 2002
-----------------------------
David J. Kimber