Form 10QSB
period 2002-03-31
ADVANCED REFRIGERATION TECHNOLOGIES INC
filed 2002-05-15
CIK 1085661

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10 QSB



(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002

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


           1100 West Katella Avenue, Suite J, Orange, California 92867
                            Telephone (714) 997-0397
--------------------------------------------------------------------------------
         (Address of Principal Executive Offices, including Registrant's zip code and telephone number)

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


The number of shares of the registrant's common stock as of March 31, 2002:
2,890,840 shares.

Transitional Small Business Disclosure Format (check one):   Yes ____ No _X__

                             TABLE OF CONTENTS                              PAGE
                             -----------------                             -----


PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

(a)      Balance Sheet                                                       3
(b)      Statement of Operations                                             4
(c)      Statement of Cash flows                                             5
(d)      Statement of Shareholders' Equity                                   6
(e)      Notes to Financial Statements                                       7

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations                   10

Item 3.  Risks                                                              11

PART II. OTHER INFORMATION                                                  11

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6.

(a)      Exhibits
(b)      Reports on Form 8K

SIGNATURES                                                                  12


                      ADVANCED REFRIGERATION TECHNOLOGIES, INC.
                                   BALANCE SHEETS
                     AS OF MARCH 31, 2002 AND DECEMBER 31, 2001

                                                              March 31, 2002
                                                                (un-audited)  December 31, 2001
                                                                 ----------      ----------
ASSETS
     Current assets
Cash                                                             $  35,839       $  30,154
Accounts receivable less reserve for doubtful accounts
  zero                                                              13,460               -
Receivable from attorney trust account                                   -          20,000
Inventory (First-in, first-out at the lower of cost or
  market)                                                           68,295          49,464
Prepaid rent                                                         1,235           1,235
                                                                 ----------      ----------
     Total current assets                                          118,829         100,853

      Equipment and furniture
Testing equipment                                                   14,919          14,919
Office furniture                                                    28,150          28,150
                                                                 ----------      ----------
                                                                    43,069          43,069
Accumulated depreciation                                            14,443          12,903
                                                                 ----------      ----------
       Total equipment and furniture                                28,626          30,166

      Intangible asset
Patents (less amortization of $9,428)                               33,330          33,958
                                                                 ----------      ----------

     Total assets                                                $ 180,785       $ 164,977
                                                                 ==========      ==========


LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities
Accounts payable                                                 $  33,104       $  22,528
Accrual payroll                                                    117,807         103,232
Other accruals                                                         552             945
Stock subscriptions payable                                         85,000          68,750
Loans from shareholders                                            144,982          80,582
                                                                 ----------      ----------
     Total current liabilities                                     381,445         276,037

     Shareholders' equity

Common stock (no par value) 20,000,000 shares
authorized; at March 31, 2002 and December 31, 2001,
2,890,840 issued and outstanding                                   601,355         601,355
Retained (deficit) of which $386,185 was accumulated during
development stage and $415,830 after                              (802,015)       (712,415)
                                                                 ----------      ----------

     Total shareholders' equity                                   (200,660)       (111,060)
                                                                 ----------      ----------

Total liabilities and shareholders' equity                       $ 180,785       $ 164,977
                                                                 ==========      ==========

      The accompanying notes are an integral part of these financial statements.

                    ADVANCED REFRIGERATION TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                  (UN-AUDITED)


                                                For the three     For the three
                                                 months ended      months ended
                                                March 31, 2002    March 31, 2001
                                                 ------------      ------------

Sales                                            $    13,018       $    16,448
Cost of sales                                          6,959            15,732
                                                 ------------      ------------
Gross profit                                           6,059               716

Expenses
Payroll                                               77,237            52,219
Research                                               1,434             1,224
Marketing                                              1,759             4,954
Travel                                                 2,115             2,831
Depreciation                                           1,540             1,000
Amortization                                             628               628
Office                                                 1,223             2,214
Postage                                                  378               120
Insurance                                              2,296             1,033
Utilities                                                292               192
Telephone                                              2,379             1,849
Rent                                                   1,580             3,900
Professional fees                                        604            11,463
Public filing expense                                  1,433               608
                                                 ------------      ------------
       Total expenses                                 94,898            84,235


Loss from operations before interest and
income taxes                                         (88,839)          (83,519)
Interest expense                                         561               393
                                                 ------------      ------------
Loss from operations before income taxes             (89,400)          (83,912)
State income tax                                         200               200
                                                 ------------      ------------

Net loss                                         $   (89,600)      $   (84,112)
                                                 ============      ============
Loss per share                                   $     (0.03)      $     (0.04)
                                                 ============      ============
Diluted loss per share                           $     (0.03)      $     (0.04)
                                                 ============      ============
Weighted average number of shares outstanding      2,892,840         2,301,025
                                                 ============      ============
Diluted weighted average number of shares
outstanding                                        3,042,840         2,301,025
                                                 ============      ============

   The accompanying notes are an integral part of these financial statements.


                         ADVANCED REFRIGERATION TECHNOLOGIES, INC.
                                 STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                       (UN-AUDITED)


                                                               For the three   For the three
                                                                months ended    months ended
                                                               March 31, 2002  March 31, 2001
                                                               --------------  --------------
CASH FLOW FROM OPERATING ACTIVITIES                              $(89,600)        $(84,112)
Net loss
Adjustments to reconcile net income to net cash
      Depreciation of equipment and furniture                       1,540            1,000
      Amortization of intangible                                      628              628
      Compensation that will be issued in shares                    6,250           12,500
(Increase) decrease in operating assets
     Inventory                                                    (18,831)         (13,845)
     Accounts receivable                                            6,540            3,362
Increase (decrease) in operating liabilities
     Accounts payable                                              10,576           16,811
     Accruals                                                      14,182           24,341
                                                                 ---------        ---------
Net cash provided by operating activities                         (68,715)         (39,315)


CASH FLOWS FROM FINANCING ACTIVITIES
      Decrease in bank overdraft                                        -           (1,252)
      Decrease in loans from employees                                  -           (4,840)
      Increase in loans from shareholders                          64,400           11,673
      Proceeds from subscribed shares                              10,000
      Proceeds from issuance of common stock                            -           40,300
                                                                 ---------        ---------
Net cash (used in) provided by financing activities                74,400           45,881

Net increase (decrease) in cash in bank                             5,685            6,566
Cash in bank as of the beginning of the year                       30,154                -
                                                                 ---------        ---------

Cash in bank as of the end of the period                         $ 35,839         $  6,566
                                                                 =========        =========


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
   Interest paid                                                 $    561         $    393
   State income tax paid                                                -                -


        The accompanying notes are an integral part of these financial statements.

                    ADVANCED REFRIGERATION TECHNOLOGIES, INC.
                        STATEMENT OF SHAREHOLDERS' EQUITY
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                  (UN-AUDITED)




                                           Common Stock
                                   ---------------------------
                                   Number of shares                  Retained
                                    (no par value)      Amount       (Deficit)
                                   ----------------  ----------    ------------
Balance at December 31, 2000          2,194,350      $ 369,823      $(386,185)

Common shares issued for cash            80,350         40,300              -



Net Loss                                      -              -        (84,112)
                                      ----------     ----------     ----------

Balance at March 31, 2001             2,274,700      $ 410,123      $(470,297)
                                      ==========     ==========     ==========





                                           Common Stock
                                   ---------------------------
                                   Number of shares                  Retained
                                    (no par value)      Amount       (Deficit)
                                   ----------------  ----------    ------------
Balance at December 31, 2001          2,890,840      $ 601,355      $(712,415)


Net Loss                                      -              -        (89,600)
                                      ----------     ----------     ----------

Balance at March 31, 2002             2,890,840      $ 601,355      $(802,016)
                                      ==========     ==========     ==========


   The accompanying notes are an integral part of these financial statements.

                    ADVANCED REFRIGERATION TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                  (UN-AUDITED)


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

         All adjustments have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the three months ended March 31, 2002 and 2001 are not necessarily indicative of the results that may be expected for any future period. The balance sheet at December 31, 2001 was derived from audited financial statements. These financial statements should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2001.

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

B. INVENTORIES
         The Company has adopted the first-in, first-out (FIFO) method of inventory valuation or market, if that is lower.

         Inventories consist of the following:

                                                   March 31,      December 31,
                                                     2002             2001
                                                 ------------    ------------
                           Finished goods        $    25,300     $    28,432
                           Parts                      42,995          21,032
                                                 ------------    ------------
                           Total                 $    68,295     $    49,464
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

D. EARNINGS PER SHARE
         Earnings per share are computed using the weighted average number of common shares outstanding. The shares used in the computation of the Company's basic and diluted earnings per common share are reconciled as follows:

                                                                    March 31, 2002          March 31, 2001
                                                                  -------------------     -------------------
         Weighted average common shares outstanding                        2,892,840               2,301,025

         Dilutive effect of stock options to be issued for
         compensation                                                        150,000                       -
                                                                  -------------------     -------------------

         Weighted average common shares outstanding, assuming
         dilution                                                          3,042,840               2,301,025
                                                                  ===================     ===================

         Weighted average common shares outstanding, assuming dilution, includes the incremental shares that would be issued upon the assumed exercise of stock options issued for compensation.

E. PATENTS
         Patents held by the Company are being amortized over the life of the patents seventeen years.

F. INCOME TAXES
         The components of the deferred tax asset is as follows:

                                                                  March 31, 2002       December 31, 2001
                                                                  ---------------      -----------------
         Deferred tax assets:
             Net operating loss carry-forward                     $      297,000       $      263,000
         Valuation allowance                                      $     (297,000)      $     (263,000)
                                                                  ---------------      ---------------

         Net deferred tax assets                                  $            -       $            -
                                                                  ===============      ===============

         The Company had available approximately $747,000 and $658,000 of unused Federal and state net operating loss carry-forwards at March 31, 2002 and December 31, 2001, respectively, that may be applied against future taxable income. These net operating loss carry-forwards expire for Federal purposes in 2021. There is no assurance that the Company will realize the benefit of the net operating loss carry-forwards.

         SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At March 31, 2002 and December 31, 2001, valuations for the full amount of the net deferred tax asset were established due to the uncertainties as to the amount of the taxable income that would be generated in future years.

         Reconciliation of the differences between the statutory tax rate and the effective income tax rate is as follows:

                                                     March 31, 2002       March 31, 2001
                                                   -------------------    -------------------
         Statutory federal tax (benefit) rate                (34.00)%               (34.00)%
         Statutory state tax (benefit) rate                   (5.83)%                (5.83)%
                                                   -------------------    -------------------
         Effective tax rate                                  (39.83)%               (39.83)%
         Valuation allowance                                  39.83 %                39.83 %
                                                   -------------------    -------------------
         Effective income tax rate                             0.00 %                 0.00 %
                                                   ===================    ===================

RELATED PARTY TRANSACTIONS

         Loans from shareholders $144,982 at March 31, 2002, are non-interest bearing, currently payable and not evidenced by any notes.

COMMON STOCK

         Total shares restricted as to trading were 1,987,200 at March 31, 2002

         As of September 29, 2001 the Company acquired the net assets and $100,000 from the owners of 21st Century Energy Solutions, Inc. for 400,000 shares of the Company's stock. In addition the Company granted 200,000 warrants to purchase additional shares of stock for $1.00 and 200,000 warrants to purchase additional shares of stock for $0.50. The warrants will expire September 29, 2003.

         The Company granted 60,000 warrants to purchasers of 60,000 common shares for $1.00. The warrants will expire on September 29, 2003.

STOCK OPTIONS

         On March 3, 2001 the Company granted an employee the right to 150,000 common shares (no par value). The shares will vest on February 1, 2002. The Company has set the fair market value at $ 0.50 per share, the price for which the Company sold stock in March 2001, and recognized employee compensation based on that value.

         The Board of Directors has approved a Company stock option plan that will provide 330,000 shares to be granted at the discretion of the Board of Directors at an exercise price of 100% of the fair market value of the stock at the date of grant. In September 2001 the first shares 75,000 were granted to two employees at $0.27 per share.

         The Board of Directors granted a stock option in May 2001 for an employee to purchase 400,000 shares of common stock at an exercise price of $0.30 per share vesting one third at May 1, 2002, and the balance investing quarterly over the two years ending May 1, 2004.

         In October 2001 the Company for value received granted an ex-employee an option to purchase 250,000 shares of the Company's common stock at an exercise price of $0.27 commencing July 24, 2001 and expiring July 23, 2006. The option was granted for the cancellation of 133,000 shares issued pursuant to the Stock Grant Agreement dated as of February 20, 2001 and mutual release agreement. The option agreement restricts the sale shares acquired for a period of one year.

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

LEASES

         The Company leases office\warehouse space in Orange, California on a month-to-month basis.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the FASB issued SFSA No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". Under these new standards, all acquisitions subsequent to June 30, 2001 must be accounted for under the purchase method of accounting, and purchased goodwill is no longer amortized over its useful life. Rather, goodwill will be subject to a periodic impairment test based upon it fair value.

         In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143). SFAS 143 establishes accounting standards for recognition and measurement of a liability for the costs of asset retirement obligations. Under SFAS 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises, and will be amortized to expense over the life of the assets.

         In October 2001, the FASB issued SFAS No, 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144"). SFAS 144 addresses financial accounting reporting for the impairment or disposal of long-lived assets and discontinued operations.

         These pronouncements have no impact on the financial position and results of operations of the Company. The Company has adopted these standards as of 2001.

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

Results of operations

         In the quarter ended March 31, 2002, the Company sold $13,018 worth of its products with a direct cost of sales of $6,959 and a gross profit of $6,059. Expenses other than direct cost of sales totaled $94,898, with the increase from 2001 primarily due to increases in payroll after the acquisition of 21st Century Energy. This compared with gross sales of $16,448, gross profit of $716 and other expenses of $84,235 for the same period of 2001.

         The Company will continue in its efforts to raise capital so that the ART Evaporator Fan Controllers can be sold and delivered. There can be no assurance that the Company will be able to obtain capital.

Liquidity and sources of capital

         At March 31, 2002 our cash position required that we actively seek additional sources of capital. At March 31, 2002 we had available cash of $35,838. We estimate that our monthly cash operating expenses have increased to $30,000 due to adding employees associated with the acquisition of 21st Century Energy. Over the last three months our monthly sales have averaged $4,350. We estimate our monthly revenue will increase; however, there can be no assurances that this will happen. If revenues do not increase over historical levels, we anticipate that based on our current operating plan and available cash, we will need additional financing in the second quarter of FY2002.

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

                                       Advanced Refrigeration Technologies, Inc.

         Dated: May 9, 2002            By:  /s/Rick R. McEwan
                                            ---------------------------
                                       Rick R. McEwan, President



         Dated: May 9, 2002            By:  /s/Clare C. Schrum
                                            ---------------------------
                                       Clare C. Schrum, Chief Financial Officer