Form 10QSB
period 2002-06-30
ADVANCED REFRIGERATION TECHNOLOGIES INC
filed 2002-08-14
CIK 1085661

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10 QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,), and (2) has been subject to such filing requirements for the past 90 days.
Yes   [ X ]   No [   ]

The number of shares of the registrant's common stock as of June 30, 2002:
3,322,840 shares.

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


                              ADVANCED REFRIGERATION TECHNOLOGIES, INC.
                                           BALANCE SHEETS
                              AS OF JUNE 30, 2002 AND DECEMBER 31, 2001
                                            (UN-AUDITED)

                                                                     June 30, 2002    December 31,
                                                                      (un-audited)        2001
                                                                     --------------  --------------
ASSETS
     Current assets
Cash                                                                   $   4,862       $  30,154
Accounts receivable less reserve for doubtful accounts zero                7,503              --
Receivable from attorney trust account                                        --          20,000
Inventory (First-in, first-out at the lower of cost or market)            63,125          49,464
Prepaid rent and taxes                                                     1,635           1,235
                                                                       ----------      ----------
     Total current assets                                                 77,125         100,853

     Equipment and furniture
Testing equipment                                                         14,919          14,919
Office furniture                                                          28,150          28,150
                                                                       ----------      ----------
                                                                          43,069          43,069
Accumulated depreciation                                                  15,983          12,903
                                                                       ----------      ----------
     Total equipment and furniture                                        27,086          30,166

     Intangible asset
Patents (less amortization of $(10,156)                                   32,702          33,958
                                                                       ----------      ----------

     Total assets                                                      $ 136,913       $ 164,977
                                                                       ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities
Accounts payable                                                       $  43,080       $  22,528
Accrual payroll and payroll taxes                                         50,896         103,232
Other accruals                                                               732             945
Stock subscriptions payable                                                   --          68,750
Loans from shareholders                                                  127,148          80,582
                                                                       ----------      ----------
     Total current liabilities                                           221,856         276,037

     Shareholders' equity

Common stock (no par value) 20,000,000 shares authorized;
  at June 30, 2002 and December 31, 2001, 3,322,840 and 2,890,840
  issued and outstanding, respectively                                   784,869         601,355
Retained (deficit) of which $386,185 was accumulated during
  development stage                                                     (869,812)       (712,415)
                                                                       ----------      ----------

     Total shareholders' equity                                          (84,943)       (111,060)
                                                                       ----------      ----------

Total liabilities and shareholders' equity                             $ 136,913       $ 164,977
                                                                       ==========      ==========

             The accompanying notes are an integral part of these financial statements.


                              ADVANCED REFRIGERATION TECHNOLOGIES, INC.
                                      STATEMENTS OF OPERATIONS
                  FOR THE SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                                            (UN-AUDITED)


                                  For the six       For the six      For the three     For the three
                                 months ended      months ended       months ended      months ended
                                 June 30, 2002     June 30, 2001     June 30, 2002     June 30, 2001
                                  ------------      ------------      ------------      ------------
Sales                             $    29,887       $    57,468       $    16,869       $    41,020
Cost of sales                          22,526            23,690            15,567             7,958
                                  ------------      ------------      ------------      ------------
Gross profit                            7,361            33,778             1,302            33,062

Expenses
Payroll                               105,131           107,838            27,894            55,619
Research                                2,177             1,437               743               213
Marketing                              12,381             6,971            10,622             2,017
Travel                                  7,858            11,564             5,743             8,733
Depreciation                            3,080             2,000             1,540             1,000
Amortization                            1,256             1,256               628               628
Office                                  2,377             4,784             1,154             2,570
Postage                                   661               291               283               171
Insurance                               1,588             2,009              (708)              976
Utilities                                 611               511               319               319
Telephone                               3,879             4,402             1,500             2,553
Rent                                    4,175             7,839             2,595             3,939
Professional fees                      14,284            15,133            13,680             3,670
Public filing expense                   2,584             2,820             1,151             2,212
                                  ------------      ------------      ------------      ------------
       Total expenses                 162,042           168,855            67,144            84,620

Loss from operations before
 interest and income taxes           (154,681)         (135,077)          (65,842)          (51,558)
Interest expense                        2,316               922             1,755               529
                                  ------------      ------------      ------------      ------------
Loss from operations before
 income taxes                        (156,997)         (135,399)          (67,597)          (52,087)
State income tax                          400               400               200               200
                                  ------------      ------------      ------------      ------------

Net loss                          $  (157,397)      $  (135,399)      $   (67,797)      $   (52,287)
                                  ============      ============      ============      ============
Loss per share                    $    (0.053)      $    (0.060)      $    (0.023)      $    (0.023)
                                  ============      ============      ============      ============
Diluted loss per share            $    (0.053)      $    (0.056)      $    (0.023)      $    (0.022)
                                  ============      ============      ============      ============
Weighted average number of
 shares outstanding                 2,942,073         2,279,692         2,942,073         2,279,692
                                  ============      ============      ============      ============
Diluted weighted average
number of shares outstanding        2,942,073         2,429,692         2,942,073         2,429,692
                                  ============      ============      ============      ============

             The accompanying notes are an integral part of these financial statements.


                         ADVANCED REFRIGERATION TECHNOLOGIES, INC.
                                 STATEMENTS OF CASH FLOWS
                      FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                       (UN-AUDITED)

                                                                For the six     For the six
                                                                months ended    months ended
                                                               June 30, 2002   June 30, 2001
                                                                 ----------      ----------
CASH FLOW FROM OPERATING ACTIVITIES                              $(157,397)      $(136,399)
Net loss
Adjustments to reconcile net income to net cash
      Depreciation of equipment and furniture                        3,080           2,000
      Amortization of intangible                                     1,256           1,256
      Shares issued for compensation                                 6,250          31,250
      Shares issued for marketing expenses                           5,000              --
(Increase) decrease in operating assets
     Inventory                                                     (13,661)        (13,754)
     Accounts receivable                                            12,497          (5,164)
     Prepaid expense                                                  (400)           (400)
Increase (decrease) in operating liabilities
     Accounts payable                                               20,552           3,948
     Accruals                                                       (2,549)         46,720
                                                                 ----------      ----------
Net cash used by operating activities                             (125,372)        (70,543)

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of equipment and furniture                           (8,500)             --
                                                                 ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES
      Decrease in bank overdraft                                        --          (1,252)
      Decrease in loans from employees                                  --          (4,840)
      Increase (decrease) in loans from shareholders                90,080         (16,327)
      Proceeds from issuance of common stock                        10,000         108,060
                                                                 ----------      ----------
Net cash (used in) provided by financing activities                100,080          85,641

Net increase (decrease) in cash in bank                            (25,292)          6,598
Cash in bank as of the beginning of the year                        30,154              --
                                                                 ----------      ----------

Cash in bank as of the end of the period                         $   4,862       $   6,598
                                                                 ==========      ==========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
   Interest paid                                                 $   2,316       $     529
   State income tax paid                                         $     800       $     800
   Shares issued for marketing expenses                          $   5,000              --
   Shares issued for compensation accrued March 2001 to
     February 2002                                               $  75,000              --
   Shares issued for compensation accrued in 2001                $  50,000              --
   Shares issued in payment of shareholder's loan                $  43,513              --

        The accompanying notes are an integral part of these financial statements.


                              ADVANCED REFRIGERATION TECHNOLOGIES, INC.
                                  STATEMENT OF SHAREHOLDERS' EQUITY
                           FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                            (UN-AUDITED)

                                                               Common Stock
                                                      -----------------------------
                                                      Number of shares                  Retained
                                                       (no par value)      Amount       (Deficit)
                                                      --------------     ----------    -----------
Balance at December 31, 2000                               2,194,350     $ 369,823      $(386,185)

Common shares issued for cash February
  and March at $0.50 per share                               215,850       108,060

Net Loss                                                                                 (136,399)
                                                      ---------------    ----------     ----------

Balance at June 30, 2001                                   2,410,200     $ 477,883      $(522,584)
                                                      ===============    ==========     ==========

                                                               Common Stock
                                                      -----------------------------
                                                      Number of shares                  Retained
                                                       (no par value)      Amount       (Deficit)
                                                      --------------     ----------    -----------
Balance at December 31, 2001                              2,890,840      $  601,355     $(712,415)

Shares issued May 15 in payment of
compensation accrued March 2001 to
February 2002 at $0.50 per                                  150,000         75,000

Shares issued May 21 in payment of salary
accrued in 2001 at $0.50 per share                          100,000         50,000

Shares issued May 21 in payment of shareholder
loan at $0.28 per share                                     152,000         43,513

Shares issued May 21 in payment of marketing
expense at $0.50 per share                                   10,000          5,000

Shares issued June 4 for cash at $0.50 per share             20,000         10,000

Net Loss                                                                                 (157,397)
                                                      --------------     ----------    -----------

Balance at June 30, 2002                                  3,322,840      $  784,868     $(869,812)
                                                      ==============     ==========    ===========

             The accompanying notes are an integral part of these financial statements.

                    ADVANCED REFRIGERATION TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                  (UN-AUDITED)

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

         All adjustments have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the six months and three months ended June 30, 2002 and 2001 are not necessarily indicative of the results that may be expected for any future period. The balance sheet at December 31, 2001 was derived from audited financial statements. These financial statements should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2001.

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

B. INVENTORIES

         The Company has adopted the first-in, first-out (FIFO) method of inventory valuation or market, if that is lower.

Inventories consist of the following:

                                                   June 30,         December
                                                     2002           31, 2001
                                                  ------------    -------------
                           Finished goods         $    28,813     $     28,432
                           Parts                       34,312           21,032
                                                  ------------    -------------
                           Total                  $    63,125     $     49,464
                                                  ============    =============

C. RESEARCH AND DEVELOPMENT

         The Company expenses all research and development costs.

D. EARNINGS PER SHARE

         Earnings per share are computed using the weighted average number of common shares outstanding. The shares used in the computation of the Company's basic and diluted earnings per common share are reconciled as follows:

                                                            June 30, 2002    June 30, 2001
                                                            -------------    -------------
         Weighted average common shares outstanding            2,942,073        2,279,692

         Dilutive effect of stock options to be issued
         for compensation                                              -          150,000
                                                            -------------    -------------
         Weighted average common shares outstanding,
         assuming dilution                                     2,942,073        2,429,692
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

F. INCOME TAXES

         The components of the deferred tax asset is as follows:

                                          June 30, 2002    December 31, 2001
                                          -------------    -----------------
   Deferred tax assets:
       Net operating loss carry-forward   $    302,000     $    263,000
   Valuation allowance                        (302,000)    $   (263,000)
                                          -------------    -------------

   Net deferred tax assets                $          -     $          -
                                          =============    =============

         The Company had available approximately $759,000 and $658,000 of unused Federal and state net operating loss carry-forwards at June 30, 2002 and December 31, 2001, respectively, that may be applied against future taxable income. These net operating loss carry-forwards expire for Federal purposes in 2021. There is no assurance that the Company will realize the benefit of the net operating loss carry-forwards.

         SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At June 30, 2002 and December 31, 2001, valuations for the full amount of the net deferred tax asset were established due to the uncertainties as to the amount of the taxable income that would be generated in future years.

         Reconciliation of the differences between the statutory tax rate and the effective income tax rate is as follows:

                                                June 30, 2002     March 31, 2001
                                                -------------     --------------
     Statutory federal tax (benefit) rate            (34.0)%            (34.0)%
     Statutory state tax (benefit) rate              (5.83)%            (5.83)%
                                                -------------     --------------
     Effective tax rate                             (39.83)%           (39.83)%
     Valuation allowance                             39.83%             39.83%
                                                -------------     --------------
     Effective income tax rate                        0.00%              0.00%
                                                =============     ==============

RELATED PARTY TRANSACTIONS

         Loans from shareholders $127,148 at June 30, 2002, are non-interest bearing, currently payable and not evidenced by any notes.

         In May 2002 the Company reduced personnel to three shareholders. The three shareholders are not taking any compensation for their services and the Company is not recording any compensation expense.

COMMON STOCK

         Total shares restricted as to trading were 2,409,200 at June 30, 2002.

         As of September 29, 2001 the Company acquired the net assets and $100,000 from the owners of 21st Century Energy Solutions, Inc. for 400,000 shares of the Company's stock. In addition the Company granted 200,000 warrants to purchase additional shares of stock for $1.00 and 200,000 warrants to purchase additional shares of stock for $0.50. The warrants will expire September 29, 2003.

         The Company granted 272,000 warrants to purchasers of 272,000 common shares for $1.00. The warrants will expire from September 2003 to April 2004.

         The Company has valued the shares issued for services based on the value of services received ($0.50 per share). The loan from shareholder ($43,516) was settled for 152,000 shares, $0.28 per share. The market share price is below the per share values used.

STOCK OPTIONS

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

         As of September 29, 2001, the Company acquired 21st Century Energy, Inc., a distributor of Advanced Refrigeration Technologies products. They had an established customer and installation base for ART products, along with an in-place sales staff. Under the terms of the transaction, the Company acquired the net assets from the owners of 21st Century Energy, Inc., in consideration for 200,000 "restricted" shares of the Company's common stock and 200,000 warrants to purchase additional shares of "restricted" common stock for $0.50 each. The owners of 21st Century Energy also participated in the July 2001 private placement and invested $100,000 into the Company and received 200,000 shares of "restricted" common stock and 200,000 warrants to purchase additional shares of "restricted" common stock for $1.00 each. The warrants will expire September 29, 2003.

         21st Century Energy had been occupying leased office/warehouse space in Orange, California, which has now become the headquarters for the Company. The offices in Indio and Cameron Park have been vacated in order to have all personnel and all company functions in one location. The acquisition has increased payroll costs substantially, and accomplishing the consolidation of the offices increased other costs especially in the last quarter of the year; however, it is expected that the consolidation will proportionally cut other operating costs, such as rent, telephone and general office expenses, in the coming year.

         The Company banks with Wells Fargo Bank, checking account only, and has no other accounts or lines of credit with this bank or any other bank. The Company has short-term credit lines with most of its vendors and pays its bills in 30 to 60 days.

Results of operations

         In the six months ended June 30, 2002, the Company sold $29,887 worth of its products with a direct cost of sales of $22,526 and a gross profit of $7,361. The increase in Cost of Sales was due to installation costs from outside vendors for various marketing tests. Expenses other than direct cost of sales totaled $162,042. This compared with gross sales of $57,468, gross profit of $33, 778 and other expenses of $168,855 for the same period of 2001. As of June 1, 2002, the Company has reduced its workforce to three personnel from six and is continuing to reduce expenses.

         The Company will continue in its efforts to raise capital so that the ART Evaporator Fan Controllers can be sold and delivered. There can be no assurance that the Company will be able to obtain capital.

Liquidity and sources of capital

         At June 30, 2002 our cash position required that we actively seek additional sources of capital. At June 30, 2002 we had available cash of $4,862. During the three months ending June 30, 2002 we have reduced our payroll expenses by 65% due to a reduction in workforce. We estimate that our monthly cash operating expenses have decreased to $10,000 due to a reduction in workforce, and pay cuts. Over the last six months our monthly sales have averaged $4,981. We estimate our monthly revenue will increase; however, there can be no assurances that this will happen. If revenues do not increase over historical levels, we anticipate that based on our current operating plan and available cash, we will need additional financing in the third quarter of FY2002.

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

Item 1.  Legal proceedings                                    NONE

Item 2.  Changes in securities and use of proceeds            NONE

Item 3.  Defaults on senior securities                        NONE

Item 4.  Submission of items to a vote                        NONE

Item 5.  Other information                                    NONE

Item 6.
 a)      Exhibits                                             NONE

 b)      Reports on 8K                                        NONE

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 12, 2002.

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

/s/ Rick R. McEwan            President, Chairman of the Board            Date: August 12, 2002
-----------------------------
Rick R. McEwan

/s/ Clare C. Schrum           Secretary and Chief Financial Officer       Date: August 12, 2002
-----------------------------
Clare C. Schrum

/s/ Allan E. Schrum           Vice President and Director                 Date: August 12, 2002
-----------------------------
Allan E. Schrum