Form 10QSB
period 2002-09-30
ADVANCED REFRIGERATION TECHNOLOGIES INC
filed 2002-11-12
CIK 1085661

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10 QSB



(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002

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


The number of shares of the registrant's common stock as of September 30, 2002:
3,322,840 shares.

Transitional Small Business Disclosure Format (check one):   Yes [ ] No [X]

                                TABLE OF CONTENTS
                                                                            PAGE
                                                                            ----

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

(a)      Balance Sheets                                                      3
(b)      Statement of Operations                                             4
(c)      Statement of Cash flows                                             5
(d)      Statement of Shareholders' Equity                                   6
(e)      Notes to Financial Statements                                       7

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations                   10

Item 3.  Risks                                                              12

PART II. OTHER INFORMATION                                                  12

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6.

(a) Exhibits (b) Reports on Form 8K

SIGNATURES                                                                  13


                           ADVANCED REFRIGERATION TECHNOLOGIES, INC.
                                         BALANCE SHEETS
                         AS OF SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

                                                                September 30,    December 31,
                                                                    2002             2001
                                                                 (un-audited)
                                                                 -------------   -------------
ASSETS
     Current assets
Cash                                                             $      5,825    $     30,154
Accounts receivable less reserve for doubtful accounts zero             6,836              --
Receivable from attorney trust account                                     --          20,000
Inventory (First-in, first-out at the lower of cost or market)         52,814          49,464
Prepaid rent and taxes                                                  1,435           1,235
                                                                 -------------   -------------
     Total current assets                                              66,910         100,853

     Equipment and furniture
Testing equipment                                                      14,919          14,919
Office furniture                                                       28,150          28,150
                                                                 -------------   -------------
                                                                       43,069          43,069
Accumulated depreciation                                               17,523          12,903
                                                                 -------------   -------------
       Total equipment and furniture                                   25,546          30,166

      Intangible asset
Patents (less amortization of $(10,784)                                32,074          33,958
                                                                 -------------   -------------

     Total assets                                                $    124,530    $    164,977
                                                                 =============   =============


LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities
Accounts payable                                                 $     41,643    $     22,528
Accrual payroll and payroll taxes                                      43,514         103,232
Other accruals                                                          7,116             945
Stock subscriptions payable                                                --          68,750
Loans from shareholders                                               125,452          80,582
                                                                 -------------   -------------
     Total current liabilities                                        217,725         276,037

     Shareholders' equity
Common stock (no par value) 20,000,000 shares authorized;
  at September 30, 2002 and December 31, 2001, 3,322,840 and
  2,890,840 issued and outstanding, respectively                      784,869         601,355
Retained (deficit) of which $386,185 was accumulated
  during development stage                                           (878,064)       (712,415)
                                                                 -------------   -------------

     Total shareholders' equity                                       (93,195)       (111,060)
                                                                 -------------   -------------

Total liabilities and shareholders' equity                       $    124,530    $    164,977
                                                                 =============   =============

           The accompanying notes are an integral part of these financial statements.


                                               3


                          ADVANCED REFRIGERATION TECHNOLOGIES, INC.
                                   STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                         (UN-AUDITED)

                                For the nine    For the nine   For the three   For the three
                                months ended    months ended   months ended    months ended
                                 September       September     September 30,   September 30,
                                 30, 2002        30, 2001          2002            2001
                               -------------   -------------   -------------   -------------
Sales                          $     61,890    $     71,418    $     32,003    $     13,950
Cost of sales                        36,848          32,043          14,322           8,353
                               -------------   -------------   -------------   -------------
Gross profit                         25,042          39,375          17,681           5,597

Expenses
Payroll                             111,905         160,659           6,774          52,821
Research                              2,551           1,919             374             482
Marketing                            13,633           8,438           1,252           1,467
Travel                                9,858          18,315           2,000           6,751
Depreciation                          4,620           3,000           1,540            1000
Patent expense                        2,389           1,884           1,133             628
Office                                3,113           6,712             736           1,928
Postage                                 720             437              59             146
Insurance                             2,562           2,984             974             975
Utilities                             1,188           1,214             577             703
Telephone                             4,871           6,489             992           2,087
Rent                                  9,455          11,739           5,280           3,900
Professional fees                    17,200          17,932           2,916           2,799
Public filing expense                 2,919           3,716             335             896
                               -------------   -------------   -------------   -------------
       Total expenses               186,984         245,438          24,942          76,583

Loss from operations before
 interest and income taxes         (161,942)       (206,063)         (7,261)        (70,986)
Interest expense                      3,107           1,251             791             329
                               -------------   -------------   -------------   -------------
Loss from operations before
 income taxes                      (165,049)       (207,314)         (8,052)        (71,315)
State income tax                        600             600             200             200
                               -------------   -------------   -------------   -------------

Net loss                       $   (165,649)   $   (207,914)   $     (8,252)   $    (71,515)
                               =============   =============   =============   =============
Loss per share                 $     (0.053)   $     (0.089)   $     (0.003)   $     (0.031)
                               =============   =============   =============   =============
Diluted loss per share         $     (0.053)   $     (0.084)   $     (0.003)   $     (0.029)
                               =============   =============   =============   =============
Weighted Average number of
 shares outstanding               3,100,736       2,323,194       3,100,736       2,323,194
                               =============   =============   =============   =============
Diluted weighted average
number of shares outstanding      3,100,736       2,473,194       3,100,736       2,473,194
                               =============   =============   =============   =============

          The accompanying notes are an integral part of these financial statements.

                                              4


                                ADVANCED REFRIGERATION TECHNOLOGIES, INC.
                                        STATEMENTS OF CASH FLOWS
                          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                              (UN-AUDITED)

                                                                            For the nine   For the nine
                                                                            months ended   months ended
                                                                            September 30,  September 30,
                                                                               2002            2001
                                                                            ------------   ------------
CASH FLOW FROM OPERATING ACTIVITIES
Net loss                                                                    $  (165,649)   $  (207,914)
Adjustments to reconcile net income to net cash
      Depreciation of equipment and furniture                                     4,620          3,000
      Amortization of intangible                                                  1,884          1,884
      Shares issued for compensation                                             11,250         50,000
(Increase) decrease in operating assets
     Inventory                                                                   (3,350)       (12,393)
     Accounts receivable                                                         13,164         (6,602)
     Prepaid expense                                                               (200)          (200)
Increase (decrease) in operating liabilities
     Accounts payable                                                            19,115         17,707
     Accruals                                                                    (3,546)        69,847
                                                                            ------------   ------------
Net cash used by operating activities                                          (122,712)       (84,671)

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of equipment and furniture                                            --         (8,500)
                                                                            -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
      Decrease in bank overdraft                                                     --         (1,252)
      Decrease in loans from employees                                               --         (4,840
      Increase (decrease) in loans from shareholders                             88,383         (8,727)
      Proceeds from issuance of common stock                                     10,000        108,060
                                                                            ------------   ------------
Net cash (used in) provided by financing activities                              98,383         93,241

Net increase (decrease) in cash in bank                                         (24,329)            70
Cash in bank as of the beginning of the year                                     30,154             --
                                                                            ------------   ------------

Cash in bank as of the end of the period                                    $     5,825    $        70
                                                                            ============   ============


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
   Interest paid                                                            $     2,316    $     1,251
   State income tax paid                                                    $       800    $       800
   Shares issued for marketing expenses                                     $     5,000             --
   Shares issued for compensation accrued March 2001 to
     February 2002                                                          $    75,000             --
   Shares issued for compensation accrued in 2001                           $    50,000             --
   Shares issued in payment of shareholder's loan                           $    43,513             --
Acquisition of 21st Century net assets for shares to be issued:
   Stock subscriptions receivable                                                    --    $   100,000
   Inventory                                                                         --          7,455
   Furniture and fixtures                                                            --          3,000
   Accounts payable                                                                  --        (24,000)
   Stock subscriptions payable                                                       --        (86,455)


                The accompanying notes are an integral part of these financial statements

                                                   5


                                ADVANCED REFRIGERATION TECHNOLOGIES, INC.
                                    STATEMENT OF SHAREHOLDERS' EQUITY
                          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                               (UN-AUDITED)

                                                                  Common Stock
                                                          -----------------------------
                                                         Number of shares                     Retained
                                                          (no par value)     Amount           (Deficit)
                                                          -----------       -----------      -----------
Balance at December 31, 2000                               2,194,350        $  369,823       $ (386,185)

Common shares issued for cash February
  and March at $0.50 per share                               215,850           108,060

Net Loss                                                                                       (207,914)
                                                          -----------       -----------      -----------

Balance at September 30, 2001                              2,410,200        $  477,883       $ (594,099)
                                                          ===========       ===========      ===========



                                                                  Common Stock
                                                          -----------------------------
                                                         Number of shares                     Retained
                                                          (no par value)     Amount           (Deficit)
                                                          -----------       -----------      -----------

Balance at December 31, 2001                               2,890,840        $  601,355       $ (712,415)

Shares issued May 15 in payment of
compensation accrued March 2001 to
February 2002 at $0.50 per share                             150,000            75,000

Shares issued May 21 in payment of
salary accrued in 2001 at $0.50
per share                                                    100,000            50,000

Shares issued May 21 in payment of
shareholder loan at $0.28 per share                          152,000            43,513

Shares issued May 21 in payment of
marketing expense at $0.50 per share                          10,000             5,000

Shares issued June 4 for cash at
$0.50 per share                                               20,000            10,000

Net Loss                                                                                       (165,649)
                                                          -----------       -----------      -----------

Balance at September 30, 2002                              3,322,840        $  784,868       $ (878,064)
                                                          ===========       ===========      ===========


                The accompanying notes are an integral part of these financial statements.


                                                    6

                    ADVANCED REFRIGERATION TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                  (UN-AUDITED)


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

         All adjustments have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the nine months and three months ended September 30, 2002 and 2001 are not necessarily indicative of the results that may be expected for any future period. The balance sheet at December 31, 2001 was derived from audited financial statements. These financial statements should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2001.

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

B. INVENTORIES

         The Company has adopted the first-in, first-out (FIFO) method of inventory valuation or market, if that is lower.

Inventories consist of the following:

                                                 September         December
                                                 30, 2002          31, 2001
                                               --------------    -------------
       Finished goods                                $23,338         $ 28,432
       Parts                                          29,476           21,032
                                               --------------    -------------
       Total                                         $52,814         $ 49,464
                                               ==============    =============

C. RESEARCH AND DEVELOPMENT
         The Company expenses all research and development costs.

D. EARNINGS PER SHARE

         Earnings per share are computed using the weighted average number of common shares outstanding. The shares used in the computation of the Company's basic and diluted earnings per common share are reconciled as follows:

                                                   September 30,   September 30,
                                                        2002           2001
                                                   -------------   -------------
         Weighted average common shares
         outstanding                                  3,100,736       2,323,194

         Dilutive effect of stock options to
         be issued for compensation                          --         150,000
                                                   -------------   -------------
         Weighted average common shares
         outstanding, assuming dilution               3,100,736       2,473,194
                                                   =============   =============

         Weighted average common shares outstanding, assuming dilution, includes the incremental shares that would be issued upon the assumed exercise of stock options issued for compensation.

E. PATENTS

         Patents held by the Company are being amortized over the life of the patents seventeen years.

F. INCOME TAXES

The components of the deferred tax asset is as follows:

                                                   September 30,   December 31,
                                                       2002            2001
                                                   -------------   -------------
   Deferred tax assets:
       Net operating loss carry-forward            $    302,000    $    263,000
   Valuation allowance                                 (302,000)       (263,000)
                                                   -------------   -------------
   Net deferred tax assets                         $         --    $         --
                                                   =============   =============

         The Company had available approximately $759,000 and $658,000 of unused Federal and state net operating loss carry-forwards at September 30, 2002 and December 31, 2001, respectively, that may be applied against future taxable income. These net operating loss carry-forwards expire for Federal purposes in 2021. There is no assurance that the Company will realize the benefit of the net operating loss carry-forwards.

         SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At June 30, 2002 and December 31, 2001, valuations for the full amount of the net deferred tax asset were established due to the uncertainties as to the amount of the taxable income that would be generated in future years.

         Reconciliation of the differences between the statutory tax rate and the effective income tax rate is as follows:

                                                   September 30,   September 31,
                                                       2002            2001
                                                   -------------   -------------
     Statutory federal tax (benefit) rate               (34.0)%         (34.0)%
     Statutory state tax (benefit) rate                  (5.83)%         (5.83)%
                                                   -------------   -------------
     Effective tax rate                                 (39.83)%       (39.83)%
     Valuation allowance                                 39.83%         39.83%
                                                   -------------   -------------
     Effective income tax rate                            0.00%          0.00%
                                                   =============   =============

RELATED PARTY TRANSACTIONS

         Loans from shareholders $125,452 at September 30, 2002, are non-interest bearing, currently payable and not evidenced by any notes.

         In May 2002 the Company reduced personnel to three shareholders. The three shareholders are not taking any compensation for their services and the Company is not recording any compensation expense.

COMMON STOCK

         Total shares restricted as to trading were 2,409,200 at September 30, 2002

         As of September 29, 2001 the Company acquired the net assets and $100,000 from the owners of 21st Century Energy Solutions, Inc. for 400,000 shares of the Company's stock. In addition the Company granted 200,000 warrants to purchase additional shares of stock for $1.00 and 200,000 warrants to purchase additional shares of stock for $0.50. The warrants will expire September 29, 2003.

         The Company granted 272,000 warrants to purchasers of 272,000 common shares for $1.00. The warrants will expire September 2003 to April 2004.

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

LEASES

         The Company leases office/warehouse space in Orange, California on a month-to-month basis.

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

         21st Century Energy had been occupying leased office/warehouse space in Orange, California, which became the headquarters for the Company. The offices in Indio and Cameron Park were vacated in order to have all personnel and all company functions in one location. The acquisition increased payroll costs substantially, and accomplishing the consolidation of the offices increased other costs especially in the last quarter of the year; however, the consolidation did proportionally cut other operating costs, such as rent, telephone and general office expenses during the past quarter.

         The lease on the space in Orange is up as of September, and similar but less expensive space has been located in the nearby city of Riverside, California. The Company plans to move its headquarters to this new office in November. This will further cut operating expenses.

         During September, a contract was signed with an independent manufacturers' representative firm to handle most marketing of the Company's products on a commission-only basis. This firm already represents and markets for the manufacturers of two other energy saving products, and is already selling to several national accounts in whose facilities the Company has been testing its products. It is believed this deeper representation will increase the willingness of these and other major accounts to purchase ART products.

         The Company banks with Wells Fargo Bank, checking account only, and has no other accounts or lines of credit with this bank or any other bank. The Company has short-term credit lines with most of its vendors and pays its bills in 30 to 60 days.

Results of operations

         In the nine months ended September 30, 2002, the Company sold $61,890 worth of its products with a direct cost of sales of $36,848 and a gross profit of $25,042. The increase in Cost of Sales was due to installation costs from outside vendors for various marketing tests. Expenses other than direct cost of sales totaled $186,984. This compared with gross sales of $71,418, gross profit of $39,375 and other expenses of $245,438 for the same period of 2001. As of June 1, 2002, the Company reduced its workforce to three personnel from six and is continuing to reduce expenses.

         The Company will continue in its efforts to raise capital so that the ART Evaporator Fan Controllers can be sold and delivered. There can be no assurance that the Company will be able to obtain capital.

Liquidity and sources of capital

         At September 30, 2002 the Company's cash position required that additional sources of capital be actively sought. At September 30, 2002 the Company had available cash of $5,825. During the three months ending June 30, 2002 payroll expenses were reduced by 65% due to a reduction in workforce. Monthly cash operating expenses have decreased to less than $10,000 due to this reduction in workforce, and pay cuts. Over the last nine months monthly sales have averaged $6,876. Monthly revenue is estimated to increase; however, there can be no assurances that this will happen. If revenues do not increase over historical levels, it is anticipated that, based on the current operating plan and available cash, additional financing will be needed in the fourth quarter of 2002.


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

Item 1. Legal proceedings                                     NONE

Item 2. Changes in securities and use of proceeds             NONE

Item 3. Defaults on senior securities                         NONE

Item 4. Submission of items to a vote                         NONE

Item 5. Other information                                     NONE

Item 6.
 a) Exhibits                                                  NONE

 b) Reports on 8K                                             NONE

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 8, 2002.

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

/s/ Rick R. McEwan            President, Chairman of the Board            Date: November 8, 2002
-----------------------------
Rick R. McEwan

/s/ Clare C. Schrum           Secretary and Chief Financial Officer       Date: November 8, 2002
-----------------------------
Clare C. Schrum

/s/ Allan E. Schrum           Vice President and Director                 Date: November 8, 2002
-----------------------------
Allan E. Schrum