Form 10KSB
period 2002-12-31
ADVANCED REFRIGERATION TECHNOLOGIES INC
filed 2003-04-15
CIK 1085661

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB

(X) Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the annual period ended DECEMBER 31, 2002

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

                 9309 Narnia Drive, Riverside California 92503
                          Telephone (909) 689-7281
         ---------------------------------------------------------------
         (Address of Principal Executive Offices, including Registrant's zip code and telephone number)

          1100 West Katella Avenue, Suite J, Orange California 92687
         ---------------------------------------------------------------
         Former name, former address and former fiscal year, if changed

         Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,), and (2) has been subject to such filing requirements for the past 90 days. Yes ( X ) No (__)

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 KSB or any amendment to this Form 10-KSB. ( X )

         The registrant's revenues for its most recent fiscal year were:
$84,880.

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2002 was $9,265 based upon the book value of the Registrant's Common Stock of $0.01 as of December 31, 2002.

         The number of shares outstanding of the Registrant's Common Stock, no par value per share, was 3,322,840 shares as of December 31, 2002.

         Documents Incorporated by Reference:
         None

         Transitional Small Business Disclosure Format (check one):
                                                               Yes (__) No ( X )

                    ADVANCED REFRIGERATION TECHNOLOGIES, INC.

                                   FORM 10-KSB
                          YEAR ENDED DECEMBER 31, 2002
                                TABLE OF CONTENTS

                                     PART I
                                                                            PAGE
                                                                            ----

Item 1.  DESCRIPTION OF BUSINESS..............................................3

Item 2.  DESCRIPTION OF PROPERTY..............................................6

Item 3.  LEGAL PROCEEDINGS....................................................6

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................6

                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS..................................................6

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.................................7

Item 7.  FINANCIAL STATEMENTS.................................................8

Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.................................19

                                    PART III

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS and CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT...................19

Item 10. EXECUTIVE COMPENSATION..............................................20

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......20

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................21

Item 13. EXHIBITS AND REPORTS ON FORM 8-K....................................21

Item 14.  CONTROLS AND PROCEDURES............................................21

SIGNATURES...................................................................22

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

                                     PART I

Item 1. Description of Business

Overview

         Advanced Refrigeration Technologies, Inc. (the "Company") was incorporated in the State of California on February 5, 1998. It has designed, manufactured and marketed an energy efficiency evaporator fan motor controller for walk-in refrigerators and freezers that can save the customer 25-50% in refrigeration energy costs.

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

         However, the Company has not been able to successfully sell enough units to be profitable and has sustained losses every year since inception. The Company has not been successful in obtaining necessary funding to continue the business and may not be able to secure the necessary funding. The Company has been actively engaged in finding a potential investor to acquire the Company and bring in a new business.

         Advanced Refrigeration Technologies, Inc., common stock trades under the symbol ARGT on the NASD Over The Counter Bulletin Board (OTCBB). The Company's office is located at 9309 Narnia Drive, Riverside, California 92503, telephone (909)689-7281, fax (909)689-7287, e-mail info@artcontrollers.com.

The Product

         The Company's ART Evaporator Fan Controller is an energy saving device that can be easily integrated into existing or new walk-in refrigerator or freezer systems. They regulate the speed of the evaporator fan motors in a cooler or freezer to meet the need of each phase of the refrigeration cycle. Just as you save energy by turning off the lights in an unoccupied room, the ART controller saves energy by running the fans only as fast as the box requires at the time.

Marketing and Sales Operations

         During September, a contract was signed with an independent manufacturers' representative firm to handle most marketing and sales of the Company's products on a commission-only basis. The Company presently has no other marketing or sales employees except for the two shareholders who are operating the business on a day to day basis.

         The last Company sales person left in the second quarter of 2002 because of financial restraints.

Business Strategy

         The Company needs to acquire additional financing in order to make any attempt at compiling any meaningful business strategy. However, the Company is exploring other possibilities, including the acquisition of the Company by a new business.



The Market

         Although the overall market for the fan controller exceeds 2 million units assuming all market segments are addressed. The Company has not been able to penetrate the market sufficiently to become a force in the market or to be profitable.

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

Intellectual Property

         The Company holds United States Patent Nos. 5,488,835, issued February 6, 1996, and 5,797,276, issued August 25, 1998 for its product.

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

Manufacturing

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

Employees

         The Company presently has no employees. Two of the officers of the Company are handling all of the day to day business of the Company.

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

No Assurance of Profitability

         The Company growth and profitability are dependent on securing additional financing.

Need for Additional Capital

         If the Company is to continue, it would have to secure additional capital.

Availability of Certain Key Electronic Components

         The ART fan controller relies on components, which can from time to time become unavailable from the manufacturers due to manufacturing problems, or other problems relating to the suppliers. The Company has designed its products using components that have alternate sources; however, supply can still pose problems in the Company's ability to meet customer demand. Such problems could have an adverse impact on the Company's business, operation results and financial condition.

The Company holds two patents.

         Despite the Company's efforts to protect its intellectual property, a third party or a former employee could copy, reverse-engineer or otherwise obtain and use the Company's intellectual property or trade secrets without authorization or could develop technology competitive to that of the Company.

Our technology may infringe on the rights of others

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

Dependence on Key Personnel

         The Company is currently managed entirely by two shareholders. The Company does not currently maintain key person life insurance on any member of the management team.

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

Our stock price could be volatile

         The Company's stock price has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in response to factors such as:

         -        announcements;
         - new sales formats or new services offered by ART or ART's competitors;
         - changes in financial estimates by securities analysts, conditions or trends in Energy Efficiency market


Item 2.  Description of Property

         All operations were moved to 9309 Narnia Drive, Riverside, California 92503 in late November. The office/production/ warehouse space is leased at $625 per month.

Item 3.  Legal Proceedings

         There are no pending legal proceedings to which the Company is a party or to which the property interests of the Company are subject.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.


                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

a. Advanced Refrigeration Technologies, Inc., common stock trades under the symbol ARGT.OB on the NASD Over The Counter Bulletin Board (OTCBB). There were 68 shareholders of record as of December 31, 2002. The price of the Company's common stock as of December 31, 2002 was $0.02 (open) and $0.01 (close).

         The Company's high and low closing bid and close information for the fiscal year ended December 31, 2002 is listed below as provided by the NASD OTC Bulletin Board. Quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions.

         -------------- ------------ ------------ ------------ ------------
         Date           Open         High         Low          Close
         -------------- ------------ ------------ ------------ ------------
         Jan-02         0.30         0.40         0.27         0.28
         -------------- ------------ ------------ ------------ ------------
         Feb-02         0.30         0.30         0.17         0.17
         -------------- ------------ ------------ ------------ ------------
         Mar-02         0.18         0.18         0.18         0.18
         -------------- ------------ ------------ ------------ ------------
         Apr-02         0.18         0.18         0.06         0.06
         -------------- ------------ ------------ ------------ ------------
         May-02         0.06         0.06         0.03         0.04
         -------------- ------------ ------------ ------------ ------------
         Jun-02         0.04         0.04         0.04         0.04
         -------------- ------------ ------------ ------------ ------------
         Jul-02         0.04         0.05         0.03         0.05
         -------------- ------------ ------------ ------------ ------------
         Aug-02         0.04         0.04         0.01         0.01
         -------------- ------------ ------------ ------------ ------------
         Sep-02         0.04         0.04         0.04         0.04
         -------------- ------------ ------------ ------------ ------------
         Oct-02         0.03         0.03         0.01         0.01
         -------------- ------------ ------------ ------------ ------------
         Nov-02         0.01         0.02         0.01         0.02
         -------------- ------------ ------------ ------------ ------------
         Dec-02         0.02         0.02         0.01         0.01
         -------------- ------------ ------------ ------------ ------------
*The historical chart data is provided by Commodity Systems, Inc.

b. From its inception through July 1, 1999, the Company sold its common stock in a private placement pursuant to the exemption provided in Section 4(2) and Regulation D, Rule 504, which was commenced on June 5, 1998, and extended on March 15, 1999. The offering closed on April 6, 1999, and resulted in the sale of 403,100 shares, resulting in gross offering proceeds of $111,200. Another private placement pursuant to the exemption provided in Section 4(2) and Regulation D, Rule 506, was commenced on April 7, 1999 and closed on July 1, 1999. This offering resulted in the sale of 21,250 shares, resulting in gross offering proceeds of $22,800. The Company became a reporting company with the Securities and Exchange Commission as of July 6, 1999.

         A private placement pursuant to the exemption provided in Section 4(2) and Regulation D, Rule 506, was commenced on January 1, 2001 and closed on June 30, 2001. This offering resulted in the sale of 215,850 shares, resulting in gross offering proceeds of $108,060.

         A private placement pursuant to the exemption provided in Section 4(2) and Regulation D, Rule 506, was commenced on July 1, 2001 and closed on November 30, 2001. This offering resulted in the sale of 60,000 shares, resulting in gross offering proceeds of $30,000. Included with this offering was a warrant to purchase common stock. For each share of common stock purchased, the purchaser had the right to purchase one additional share of stock at $1 per share resulting in 60,000 warrants. The warrants expire two years after the initial investment.

         In September of 2001, the Company acquired the net assets of 21st Century Energy, Inc., in Orange, California. The Company issued 400,000 shares of "restricted" common stock for the assets of 21st Century Energy, Inc. The Company also issued 400,000 warrants to purchase stock at $.50 and $1.00 per share; these warrants expire September 29, 2003. The Company also received a $100,000 investment from the owners of 21st Century Energy for the securities offered in the private placement described above which commenced July 1, 2001.

c. The Company has not paid any cash dividends since its inception and does not contemplate paying any in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of the Company's business.

Item 6.  Management's Discussion and Analysis

General

         The following discussion should be read in conjunction with selected financial data and the financial statements and notes to financial statements.

         Until December 21, 2000, the Company was reporting as "a development stage company". As of January 1, 2001, the Company is reporting as an operating company. The Company will need to raise additional capital in order to continue its development and marketing. The Company is currently being financed by loans from stockholders, and the sale of its products into the market.

Overview

         The Company banks with Wells Fargo Bank, checking account only, and has no other accounts or lines of credit with this bank or any other bank. The Company has short-term credit lines with most of its vendors and pays its bills in 30 to 120 days.

         During the second quarter, the Board of Directors accepted the resignation of Charles E. McEwan from the Board of Directors, due to declining health and for personal reasons. Richard R. McEwan, President, was elected to the position of Chairman of the Board of Directors. During this same period, David J. Kimber resigned from the Board for personal reasons.

         Also during the second quarter, Mr. Kimber and the remaining sales employee were terminated, in order to cut expenses.

Results of operations

         In the fiscal year ended December 31, 2002, the Company sold $84,880 worth of its products with a direct cost of sales of $46,164 and a gross profit of $38,716. Expenses other than direct cost of sales totaled $226,500, as compared sales of $74,078, direct cost of sales of $34,277 and other expenses of $363,324 for the year ended December 31, 2001. Most of the decrease in other expenses was due to the reduction in payroll of $118,000. The Company has cut expenses in all areas possible. However, as a public company there are many expenses which must be met regardless of the Company's precarious financial position.

Liquidity and sources of capital

         At December 31, 2002 our cash position required that we actively seek additional sources of capital. At December 31, 2002 we had available cash of $1,430. We estimate that our monthly cash operating expenses have decreased to $9,583. However, such amount per month cannot be sustained with the current sales volume and there is no other source of funds currently available. We are actively seeking an acquirer for the Company that could bring in additional or other products.

Item 7. Financial Statements

The financial statements of the Company required to be included in Item 7 are listed in this index, and follow this page:

         Report of Independent Certified Public Accountant
         Financial Statements
         Balance Sheet
         Statements of Operations
         Statements of Shareholders' Equity
         Statements of Cash Flows
         Notes to Financial Statements

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Advanced Refrigeration Technologies, Inc.


We have audited the balance sheet of Advanced Refrigeration Technologies, Inc. (a California Corporation) as of December 31, 2002 and the related statements of operations, shareholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Advanced Refrigeration Technologies, Inc. as December 31, 2001 were audited by another auditor, whose report, dated March 8, 2002, on those statements included an explanatory paragraph that described the Company's significant operating losses that raise substantial doubt about its ability to continue as a going concern discussed in Note 3 to the financial statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the financial position of Advanced Refrigeration Technologies, Inc. as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MENDOZA BERGER & COMPANY, LLP

/s/ MENDOZA BERGER & COMPANY, LLP


April 4, 2003
Irvine, CA


                          ADVANCED REFRIGERATION TECHNOLOGIES, INC.
                                        BALANCE SHEETS
                                  DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------------------

                                            ASSETS

                                                              DECEMBER 31,     DECEMBER 31,
                                                                 2002              2001
                                                             --------------   --------------
Current assets:
   Cash                                                      $       1,430    $      30,154
   Accounts receivable                                               8,475               --
   Receivable from attorney trust account                               --           20,000
   Inventory                                                        44,358           49,464
   Prepaid rent                                                      1,125            1,235
                                                             --------------   --------------

     Total current assets                                           55,388          100,853

Equipment and furniture:
   Testing equipment                                                14,919           14,919
   Office furniture                                                 28,150           28,150
                                                             --------------   --------------
                                                                    43,069           43,069
   Less: accumulated depreciation                                  (25,669)         (12,903)
                                                             --------------   --------------

     Total equipment and furniture                                  17,400           30,166

   Patents (less amortization of $11,315 and $8,800 at
      December 31, 2002 and 2001, respectively)                     31,443           33,958
                                                             --------------   --------------

     Total assets                                            $     104,231    $     164,977
                                                             ==============   ==============

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Accounts payable                                          $      54,913    $      22,528
   Accrued payroll and payroll taxes                                10,829          103,232
   Other accruals                                                    1,229              945
   Compensation payable in stock                                        --           68,750
   Note payable                                                     24,000           24,000
   Loans from shareholders                                         133,233           56,582
                                                             --------------   --------------

     Total current liabilities                                     224,204          276,037

Shareholders' equity:
   Common stock (no par value) 20,000,000 shares
      authorized; at December 31, 2002 and 2001, 3,322,840
      and 2,890,840 issued and outstanding, respectively           784,869          601,355
   Accumulated deficit                                            (904,842)        (712,415)
                                                             --------------   --------------

     Total shareholders' equity (deficit)                         (119,973)        (111,060)
                                                             --------------   --------------

     Total liabilities and shareholders' equity (deficit)    $     104,231    $     164,977
                                                             ==============   ==============

        The accompanying notes are an integral part of these financial statements



                          ADVANCED REFRIGERATION TECHNOLOGIES, INC.
                                  STATEMENTS OF OPERATIONS
                       FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
-------------------------------------------------------------------------------------------

                                                       FOR THE YEAR ENDED  FOR THE YEAR ENDED
                                                        DECEMBER 31, 2002  DECEMBER 31, 2001
                                                        ----------------   ----------------
Sales                                                   $        84,880    $        74,078
Cost of sales                                                    46,164             34,277
                                                        ----------------   ----------------
        Gross profit                                             38,716             39,801
Expenses:
    Payroll                                                     109,521            226,803
    Research                                                      2,890              2,889
    Marketing                                                    25,651             18,941
    Travel                                                       14,487             21,798
    Depreciation                                                 12,766              5,486
    Amortization                                                  2,515              2,512
    Office                                                        5,586             17,084
    Postage                                                         835                743
    Insurance                                                     3,887              4,582
    Utilities                                                     1,729              1,804
    Telephone                                                     5,860              8,933
    Rent                                                         14,255             16,633
    Professional fees                                            22,856             30,997
    Tax and licenses                                                 35                 83
    Public filing expense                                         3,627              4,036
                                                        ----------------   ----------------

        Total expenses                                          226,500            363,324
                                                        ----------------   ----------------
Loss from operations before interest and income taxes          (187,784)          (323,523)
Interest expense                                                  3,843              1,907
                                                        ----------------   ----------------
Loss from operations before income taxes                       (191,627)          (325,430)
Provision for income taxes                                          800                800
                                                        ----------------   ----------------
Net loss                                                $      (192,427)   $      (326,230)
                                                        ================   ================

Loss per share                                          $        (0.061)   $        (0.132)
                                                        ================   ================

Diluted loss per share                                  $        (0.061)   $        (0.125)
                                                        ================   ================

Weighted Average number of shares outstanding                 3,157,656          2,465,106
                                                        ================   ================

Diluted weighted average number of shares outstanding         3,157,656          2,615,106
                                                        ================   ================

          The accompanying notes are an integral part of these financial statements



                                   ADVANCED REFRIGERATION TECHNOLOGIES, INC.
                                  STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                                              FOR THE YEARS ENDED
                                          DECEMBER 31, 2002 AND 2001
-------------------------------------------------------------------------------------------------------------

                                                        COMMON STOCK
                                              ------------------------------
                                              NUMBER OF SHARES                  RETAINED        STOCKHOLDERS'
                                              (NO PAR VALUE)      AMOUNT        (DEFICIT)      EQUITY (DEFICIT)
                                              --------------  --------------  --------------   --------------
Balance at December 31, 2000                      2,194,350   $     369,823   $    (386,185)   $     (16,362)

Common shares issued for cash March,
  April and October at $0.50 per share              275,850         138,060              --          138,060

Common shares issued for legal services              20,640           7,017              --            7,017

Common shares issued in connection with
  acquisition of 21st Century asset,
  liabilities and cash                              400,000          86,455              --           86,455

Net Loss                                                 --              --        (326,230)        (326,230)
                                              --------------  --------------  --------------   --------------

Balance at December 31, 2001                      2,890,840         601,355        (712,415)        (111,060)


Shares issued May 15 in payment of
  accrued compensation at $0.50 per share           150,000          75,000              --           75,000

Shares issued May 21 in payment of
  salary accrued in 2001 at $0.50 per share         100,000          50,000              --           50,000

Shares issued May 21 in payment of
  shareholder loan at $0.28 per share               152,000          43,514              --           43,514

Shares issued May 21 in payment of
  marketing expense at $0.50 per share               10,000           5,000              --            5,000

Shares issued June 4 for cash at
  $0.50 per share                                    20,000          10,000              --           10,000

Net Loss                                                 --              --        (192,427)        (192,427)
                                              --------------  --------------  --------------   --------------

Balance at December 31, 2002                      3,322,840   $     784,869   $    (904,842)   $    (119,973)
                                              ==============  ==============  ==============   ==============


                   The accompanying notes are an integral part of these financial statements


                             ADVANCED REFRIGERATION TECHNOLOGIES, INC.
                                      STATEMENTS OF CASH FLOWS
                           FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------------------------

                                                              FOR THE YEAR ENDED  FOR THE YEAR ENDED
                                                               DECEMBER 31, 2002  DECEMBER 31, 2001
                                                               ----------------   ----------------
Cash flow from operating activities:
   Net loss                                                    $      (192,427)   $      (326,230)
   Adjustments to reconcile net income to net cash:
     Depreciation of equipment and furniture                            12,766              5,486
     Amortization of  patents                                            2,515              2,512
     Shares issued for compensation                                      6,250             68,750
     Shares issued for services                                          5,000              7,017
   (Increase) decrease in operating assets:
     Inventory                                                           5,106            (19,848)
     Accounts receivable                                                11,525              5,917
     Prepaid expense                                                       110                 65
   Increase (decrease) in operating liabilities:
     Accounts payable                                                   32,385              4,170
     Accruals                                                          (42,119)            74,650
                                                               ----------------   ----------------

       Net cash used by operating activities                          (158,889)          (177,511)

Cash flows from financing activities:
   Decrease in bank overdraft                                               --             (1,252)
   Decrease in loans from employees                                         --             (4,840)
   Increase in loans from shareholders                                 120,165             20,742
   Proceeds from issuance of common stock                               10,000            193,015
                                                               ----------------   ----------------

       Net cash provided by financing activities                       130,165            207,665
                                                               ----------------   ----------------

Net increase (decrease) in cash                                        (28,724)            30,154
Cash in bank as of the beginning of the year                            30,154                 --
                                                               ----------------   ----------------

Cash in bank as of the end of the year                         $         1,430    $        30,154
                                                               ================   ================

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING:
   Interest paid                                               $         3,843    $         1,907
                                                               ================   ================
   State income tax paid                                       $           800    $           800
                                                               ================   ================
   Shares issued in payment of shareholder's loan              $        43,514    $            --
                                                               ================   ================
   Shares issued for accrued compensation                      $       118,750    $            --
                                                               ================   ================
   Shares issued for furniture and equipment                   $            --    $        11,500
                                                               ================   ================

             The accompanying notes are an integral part of these financial statements


                    ADVANCED REFRIGERATION TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------


1.       GENERAL

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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION
         ---------------------

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         RECLASSIFICATIONS
         -----------------

         Certain reclassifications have been made in the financial statements of prior periods in order to make them comparable with the current financial statement presentation.

         EQUIPMENT AND FURNITURE
         -----------------------

         Equipment and furniture are stated at historical cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of three to seven years.

         The Company recognizes an impairment loss on a fixed asset when the asset is no longer useful and the carrying amount of the asset cannot be realized. No impairment losses were incurred during 2002 and 2001.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         INVENTORIES
         -----------

         The Company has adopted the first-in, first-out (FIFO) method of inventory costing and is valued at the lower cost or market.

         Inventories consist of the following:

                                          DECEMBER 31, 2002    DECEMBER 31, 2001
                                          -----------------    -----------------

         Finished goods                   $         15,697     $         28,432
         Parts                                      28,661               21,032
                                          -----------------    -----------------

             Total                        $         44,358     $         49,464
                                          =================    =================

         FAIR VALUE OF FINANCIAL INSTRUMENTS
         -----------------------------------

         Financial instruments consist principally of cash, receivables and payables. The estimated fair value of these instruments approximate their carrying value.

         RESEARCH AND DEVELOPMENT
         ------------------------

         The Company expenses all research and development costs.

         EARNINGS PER SHARE
         ------------------

         Earnings per share are computed using the weighted average number of common shares outstanding. The shares used in the computation of the Company's basic and diluted earnings per common share are reconciled as follows:

                                          DECEMBER 31, 2002    DECEMBER 31, 2001
                                          -----------------    -----------------
         Weighted average common shares
            outstanding                          3,157,656            2,465,106
         Dilutive effect of stock options
            to be issued for compensation               --              150,000
                                          -----------------    -----------------

         Weighted average common shares
            outstanding, assuming dilution       3,157,656            2,615,106
                                          =================    =================

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         ------------------

         Weighted average common shares outstanding, assuming dilution, includes the incremental shares that would be issued upon the assumed exercise of stock options issued for compensation.

         PATENTS
         -------

         Patents held by the Company are being amortized over the life of the patents, which is seventeen years.

         INCOME TAXES
         ------------

         The components of the deferred tax asset is as follows:

                                          DECEMBER 31, 2002    DECEMBER 31, 2001
                                          -----------------    -----------------
         Deferred tax assets:
             Net operating loss
               carry-forwards             $        339,000     $        263,000
         Valuation allowance                      (339,000)            (263,000)
                                          -----------------    -----------------

         Net deferred tax assets          $             --     $             --
                                          =================    =================

         The Company had available approximately $850,000 and $658,000 of unused Federal and state net operating loss carry-forwards at December 31, 2002 and 2001, respectively, that may be applied against future taxable income. These net operating loss carry-forwards expire for Federal purposes in 2022. There is no assurance that the Company will realize the benefit of the net operating loss carry-forwards.

         SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At December 31, 2002 and 2001, valuations for the full amount of the net deferred tax asset were established due to the uncertainties as to the amount of the taxable income that would be generated in future years.

         The Company recorded a minimum tax provision of $800 for the State of California.

         Reconciliation of the differences between the statutory tax rate and the effective income tax rate is as follows:

                                                          DECEMBER 31, 2002    DECEMBER 31, 2001
                                                          -----------------    -----------------
         Statutory federal tax (benefit) rate                      (34.00)%             (34.00)%
         Statutory state tax (benefit) rate                         (5.83)%              (5.83)%
                                                          -----------------    -----------------
         Effective tax rate                                        (39.83)%             (39.83)%
         Valuation allowance                                        39.83%               39.83%
                                                          -----------------    -----------------
         Effective income tax rate                                   0.00%                0.00%
                                                          =================    =================

3.       GOING CONCERN

         The accompanying financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America, contemplates the continuation of the Company as a going concern. However, the Company sustained significant losses and has used capital raised through the issuance of stock to fund activities. Continuation of the Company as a going concern is contingent upon establishing and achieving profitable operations. Such operations will require management to secure additional financing for the Company in the form of debt or equity.

         Management believes that actions currently being taken to revise the Company's funding requirements will allow the Company to continue. However, there is no assurance that the necessary funds will be obtained by securing debt or through stock offerings.

4.       RELATED PARTY TRANSACTIONS

         Loans from shareholders in the amount of $133,233 and $56,582 at December 31, 2002 and 2001, respectively, are non-interest bearing.

         In May 2002 the Company reduced personnel to three shareholders. The three shareholders are not taking any compensation for their services and the Company is not recording any compensation expense.

5.       NOTE PAYABLE

         The unsecured $24,000 note payable at December 31, 2002 and 2001 is due on demand and is non-interest bearing.

6.       COMMON STOCK

         Total shares restricted as to trading were 2,429,200 and 1,987,200 at December 31, 2002 and 2001, respectively.

         As of September 29, 2001 the Company acquired the net assets and $100,000 from the owners of 21st Century Energy Solutions, Inc. for 400,000 shares of the Company's stock. In addition the Company granted 200,000 warrants to purchase additional shares of stock for $1.00 and 200,000 warrants to purchase additional shares of stock for $0.50. The warrants will expire September 29, 2003. An additional 60,000 warrants were issued to purchase shares at $1.00. All warrants were subsequently cancelled.

         The Company has valued the shares issued for services based on the value of services received $0.50 per share.

         The loan from shareholder of $43,514 was settled for 152,000 shares or $0.28 per share.

7.       STOCK OPTIONS

         The Board of Directors have approved a Company stock option plan that will provide 330,000 shares to be granted at the discretion of the Board of Directors at an exercise price of 100% of the fair market value of the stock at the date of grant.

         No options are currently outstanding. Stock options outstanding as of December 31, 2001 were forfeited as a result of termination of certain employees.

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

8.       LEASES

         The Company subleases, from a stockholder, office\warehouse space in Riverside, California on a month-to-month basis for $625 per month.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

         The Company's certifying accountant resigned in December 2002 for reasons unrelated to the Company. There were no disagreements with the accountant on accounting and/or financial disclosures. New auditors, Mendoza Berger & Company, LLP, were appointed for the year ended December 31, 2002 audit.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The Executive Officers of the Company, and their ages, are as follows:

Name                        Age             Position
----                        ---             --------

Rick R. McEwan              38              President, CEO
Allan E. Schrum             61              Vice President/Engineering, Director
Clare C. Schrum             60              Secretary, Chief Financial Officer

         Rick R. McEwan. Mr. McEwan has been the President and CEO of the Company since May 2001, and Chairman of the Board since April 2002. Mr. McEwan has over twenty years of experience in technology companies. He is currently working with the Company part time.

         Allan E. Schrum. Mr. Schrum is the Vice President, Engineering, and a Director of the Company. He is the co-inventor of the Company's product, and was responsible for obtaining the U.S. patent on the product. Mr. Schrum's professional experience spans more than 30 years as an innovative manager and engineer in the electronic and electromechanical industries. He is currently working with the Company, without compensation, handling the day to day matters.

         Clare C. Schrum. Ms. Schrum is the Secretary and Chief Financial Officer of the Company. She has also served as the Office Manager of Gnosis Consulting since 1982. Ms. Schrum was the Corporate Secretary and Treasurer of NECSI and Office Manager from April 1997 through March 1998. She is the wife of the Vice President, Engineering, Allan E. Schrum. She holds a B.A. degree from San Jose State University. She is currently working with the Company, without Compensation, handling the day to day matters.

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

         Based solely upon a review of copies of such reports furnished to the Company during its fiscal year ended December 31, 2002 and thereafter, the Company believes that, during the Company's 2002 fiscal year, all Section 16(a) filing requirements applicable to the Company's reporting persons were complied with.

Item 10. Executive Compensation

         The following table sets forth all compensation awarded or paid by the Company to its Chief Executive Officer and all other executive officers for services rendered during the fiscal year ended December 31, 2002 and the fiscal year December 31, 2001.

Summary Compensation Table
                                                                   Awards
                                                                   ------
                                                Annual                         Other
Name and Position                   Year        Salary        Bonus        Compensation
-----------------------------------------------------------------------------------------
Rick R. McEwan                      2001          8,000         -0-             -0-
President                           2002         18,000         -0-             -0-

Allan E. Schrum                     2001          2,000         -0-             -0-
Vice President/Engineering          2002          4,500         -0-             -0-

David J. Kimber                     2001         52,000         -0-             -0-
Vice President/Marketing            2002         20,000         -0-             -0-
            (until 5/2002)

Clare C. Schrum                     2001          6,000         -0-             -0-
Secretary, Chief Financial Officer  2002         13,500         -0-             -0-

Fiscal 2002 Stock and Stock Option Grants to Executives

No stock option grants were made to any employees during fiscal 2002.


Item 11. Securities Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information regarding the beneficial ownership of the shares of Common Stock of the Company as of December 31, 2002, by (i) each person who is known by the Company to be the beneficial owner of more than five percent (5%) of the issued and outstanding shares of common stock, (ii) each of the Company's directors and executive officers, and
(iii) all directors and executive officers as a group.

NAMES OF DIRECTORS,
 NOMINEES FOR DIRECTOR,                     SHARES             PERCENTAGE
 EXECUTIVE OFFICERS,                     BENEFICIALLY         BENEFICIALLY
 AND 5% HOLDERS                             OWNED(3)              OWNED
-------------------------------------------------------------------------------
i.
Mervin Wade Howenstine (1)                160,000                  5.0%
 7817 Smoley Way
 Citrus Heights, CA 95610

David J. Kimber (2)                       281,200                  8.0%
 3603 W. Hidden Lane, #321
 Palos Verdes Peninsula, Ca 90724

Charles E. McEwan                         702,000                 21.0%
 34 Kavenish Drive
 Rancho Mirage, CA 92270

ii.
 Rick McEwan                               60,100                  1.8%
 President and Chairman
 c/o Company's address

 Allan E. Schrum (3)                       400,000                 12.0%
 Vice President and Director
 c/o Company's address

 Clare C. Schrum (3)                       160,000                  5.0%
 Secretary
 c/o Company's address

iii.
 Officers and Directors Total              620,100                18.66%

--------------------
(1) Mr. Howenstine is a former officer of NECSI and a co-inventor of the product.
(2) Mr. Kimber is a former officer and director of the Company (3) Mr. and Ms. Schrum are husband and wife.

Item 12. Certain Relationships and Related Transactions

         There have been no transactions since the beginning of fiscal year 2002 or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, and in which any of the officers, or directors, or holders of over 5% of the Company's stock have or will have any direct or indirect material interest. The Company does not currently have any policy toward entering into any future transactions with related parties.


Item 13. Exhibits and Reports on Form 8-K

A.       Exhibits None

B.       Reports on 8K None

C.       Other exhibits Previously filed.


ITEM 14. CONTROLS AND PROCEDURES.

The Company has disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended) to ensure that material information contained in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely and accurate basis. The Company's principal executive officer and principal financial officer have reviewed and evaluated the Company's disclosure controls and procedures within 90 days prior to the filing date of this report. Based on such evaluation, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective at ensuring that material information is recorded, processed, summarized and reported on a timely and accurate basis in the Company's filings with the Securities and Exchange Commission. Since such evaluation there have not been any significant changes in the Company's internal controls, or in other factors that could significantly affect these controls

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 11, 2003.

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

/s/ Rick R. McEwan            President                                   Date: April 11, 2003
-----------------------------
Rick R. McEwan

/s/ Clare C. Schrum           Secretary and Chief Financial Officer       Date: April 11, 2003
-----------------------------
Clare C. Schrum

/s/ Allan E. Schrum           Vice President and Director                 Date: April 11, 2003
-----------------------------
Allan E. Schrum


                                 CERTIFICATIONS

I, Rick R. McEwan, President and Chief Executive officer of Advanced
   Refrigeration Technologies, Inc. certify that:

1. I have reviewed this annual report on Form 10-KSB of, Advanced Refrigeration Technologies,Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant, as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 11, 2003                     /s/ Rick R. McEwan
                                         -----------------------------
                                         Rick R. McEwan, President and Chief
                                         Executive officer

I, Clare Schrum, Secretary and Chief Financial officer of Advanced Refrigeration Technologies, Inc. certify that:

1. I have reviewed this annual report on Form 10-KSB of Advanced Refrigeration Technologies, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant, as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions);

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 11, 2003                           /s/ Clare C. Schrum
                                               -----------------------------
                                               Clare C. Schrum
                                               Secretary and Chief Financial
                                                  Offierr

      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
               PURSUANT TO 18 U.S.C. SS. 1350 ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Advanced Refrigeration Technologies Inc. (the "Company") on Form 10-KSB for the fiscal year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Rick R. McEwan, President and Chief Executive Officer , and Clare
C. Schrum, Secretary and Chief Financial Officer of the Company, certify pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Rick R. McEwan                         /s/ Clare C. Schrum
-------------------------------------      -------------------------------------
Rick R. McEwan                             Clare C. Schrum
President and Chief Executive Officer      Secretary and Chief Financial Officer

April 11, 2003                                 April 11, 2003