Form 10QSB
period 2003-03-31
ADVANCED REFRIGERATION TECHNOLOGIES INC
filed 2003-05-12
CIK 1085661

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10 QSB



(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003

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


              9309 Narnia Drive, Riverside, Ca. 92503 909 689 7281
--------------------------------------------------------------------------------
         (Address of Principal Executive Offices, including Registrant's zip code and telephone number)

      1100 West Katella Avenue, Suite J, Orange, California 92867 Telephone
                                 (714) 997-0397
--------------------------------------------------------------------------------
         Former name, former address and former fiscal year, if changed


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]    No [ ]


The number of shares of the registrant's common stock as of March 31, 2003:
3,322,840 shares.

Transitional Small Business Disclosure Format (check one):   Yes [ ] No [X]

                             TABLE OF CONTENTS PAGE
                             ----------------------


PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

(a)      Balance Sheet                                                       3
(b)      Statement of Operations                                             4
(c)      Statement of Shareholders' Equity (Deficit)                         5
(d)      Statement of Cash Flows                                             6
(e)      Notes to Financial Statements                                       7

Item 2. Management's Discussion and Analysis
         of Financial Condition and Results of Operations                    8

Item 3. Controls and Procedures                                              9

PART II. OTHER INFORMATION                                                  10

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6.

(a) Exhibits (b) Reports on Form 8K

SIGNATURES AND CERTIFICATES                                                 11


                              ADVANCED REFRIGERATION TECHNOLOGIES, INC.
                                           BALANCE SHEETS
                                MARCH 31, 2003 AND DECEMBER 31, 2002
------------------------------------------------------------------------------------------------

                                               ASSETS

                                                                  MARCH 31, 2003    DECEMBER 31,
                                                                     UN-AUDITED         2002
                                                                     ----------      ----------
Current assets:
   Cash                                                              $   2,261       $   1,430
   Accounts receivable                                                  16,248           8,475
   Inventory                                                            37,191          44,358
   Prepaid rent                                                          1,125           1,125
                                                                     ----------      ----------

     Total current assets                                               56,825          55,388

Equipment and furniture:
   Testing equipment                                                    14,919          14,919
   Office furniture                                                     28,150          28,150
                                                                     ----------      ----------
                                                                        43,069          43,069
   Less: accumulated depreciation                                      (27,136)        (25,669)
                                                                     ----------      ----------

     Total equipment and furniture                                      15,933          17,400

   Patents (less amortization of $11,944 and $11,315 at March
   31, 2003 and December 31, 2002, respectively)                        30,814          31,443
                                                                     ----------      ----------

     Total assets                                                    $ 103,572       $ 104,231
                                                                     ==========      ==========


                           LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Accounts payable                                                  $  56,697       $  54,913
   Accrued payroll and payroll taxes                                     4,012          10,829
   Other accruals                                                          349           1,229
   Note payable                                                         24,000          24,000
   Loans from shareholders                                             131,124         133,233
                                                                     ----------      ----------

     Total current liabilities                                         216,452         224,204

Shareholders' equity:
   Common stock (no par value) 20,000,000 shares
      authorized; at March 31, 2003 (Un-audited) and
      December 31, 2002, 3,322,840 issued and outstanding,
      respectively                                                     784,869         784,869
   Accumulated deficit                                                (897,749)       (904,842)
                                                                     ----------      ----------

     Total shareholders' equity (deficit)                             (112,880)       (119,973)
                                                                     ----------      ----------

     Total liabilities and shareholders' equity (deficit)            $ 103,572       $ 104,231
                                                                     ==========      ==========

              The accompanying notes are an integral part of these financial statements


                              ADVANCED REFRIGERATION TECHNOLOGIES, INC.
                                      STATEMENTS OF OPERATIONS
                         FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
-------------------------------------------------------------------------------------------------------

                                                          FOR THE THREE MONTHS     FOR THE THREE MONTHS
                                                          ENDED MARCH 31, 2003     ENDED MARCH 31, 2002
                                                               UN-AUDITED              UN-AUDITED
                                                              ------------            ------------
Sales                                                         $    35,698             $    13,018
Cost of sales                                                      12,432                   6,959
                                                              ------------            ------------
        Gross profit                                               23,266                   6,059
Expenses:
    Payroll                                                            --                  77,237
    Research                                                          743                   1,434
    Marketing                                                       3,236                   1,759
    Travel                                                          3,528                   2,115
    Depreciation                                                    1,467                   1,540
    Amortization                                                      629                     628
    Office                                                          1,169                   1,223
    Postage                                                            74                     378
    Insurance                                                         377                   2,296
    Utilities                                                         162                     292
    Telephone                                                         644                   2,379
    Rent                                                            1,875                   1,580
    Professional fees                                                  --                     604
    Tax and licenses                                                  133                      --
    Public filing expense                                             882                   1,433
                                                              ------------            ------------

        Total expenses                                             14,919                  94,898
                                                              ------------            ------------

Income (loss) from operations before interest and income
taxes                                                               8,347                 (88,839)
Interest expense                                                    1,054                     561
                                                              ------------            ------------
Loss from operations before income taxes                            7,293                 (89,400)
Provision for income taxes                                            200                     200
                                                              ------------            ------------

Net income (loss)                                             $     7,093             $   (89,600)
                                                              ============            ============

Income (loss) per share                                       $     0.002             $     (0.03)
                                                              ============            ============


Diluted income (loss) per share                               $     0.002             $     (0.03)
                                                              ============            ============

Weighted Average number of shares outstanding                   3,322,840               2,892,840
                                                              ============            ============

Diluted weighted average number of shares outstanding           3,322,840               3,042,840
                                                              ============            ============

              The accompanying notes are an integral part of these financial statements


                                   ADVANCED REFRIGERATION TECHNOLOGIES, INC.
                                  STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                                          FOR THE THREE MONTHS ENDED
                                           MARCH 31, 2003 AND 2002
---------------------------------------------------------------------------------------------------------

                                                    COMMON STOCK
                                             -------------------------

                                              NUMBER OF                                      Total
                                             SHARES (NO                    Retained       Stockholders'
                                             PAR VALUE)       AMOUNT       (Deficit)     Equity (Deficit)
                                             ----------     ----------     ----------      ----------
Balance at December 31, 2001                 2,890,840      $ 601,355      $(712,415)      $(111,060)

Net Loss                                            --             --        (89,600)        (89,600)
                                             ----------     ----------     ----------      ----------

Balance at  March 31, 2002 (Un-audited)      2,890,840      $ 601,355      $(802,015)      $(200,660)
                                             ==========     ==========     ==========      ==========



                                                    COMMON STOCK
                                             -------------------------

                                              NUMBER OF                                      Total
                                             SHARES (NO                    Retained       Stockholders'
                                             PAR VALUE)       AMOUNT       (Deficit)     Equity (Deficit)
                                             ----------     ----------     ----------      ----------

Balance at December 31, 2002                 3,322,840      $ 784,869      $(904,842)      $(119,973)

Net Loss                                            --             --          7,093           7,093
                                             ----------     ----------     ----------      ----------

Balance at March 31, 2003 (Un-audited)       3,322,840      $ 784,869      $(897,749)      $(112,880)
                                             ==========     ==========     ==========      ==========


                   The accompanying notes are an integral part of these financial statements


                              ADVANCED REFRIGERATION TECHNOLOGIES, INC.
                                      STATEMENTS OF CASH FLOWS
                         FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
---------------------------------------------------------------------------------------------


                                                                FOR THE THREE  FOR THE THREE
                                                                 MONTHS ENDED   MONTHS ENDED
                                                                MARCH 31, 2003 MARCH 31, 2002
                                                                 UN-AUDITED      UN-AUDITED
                                                                  ---------      ---------
Cash flow from operating activities:
   Net loss                                                       $  7,093       $(89,600)
   Adjustments to reconcile net income to net cash:
     Depreciation of equipment and furniture                         1,467          1,540
     Amortization of patents                                           629            628
     Shares to be issued for compensation                               --          6,250
   (Increase) decrease in operating assets:
     Inventory                                                       7,167        (18,831)
     Accounts receivable                                            (7,773)         6,540
   Increase (decrease) in operating liabilities:
     Accounts payable                                                1,124         10,576
     Accruals                                                       (7,697)        14,182
                                                                  ---------      ---------

       Net cash provided (used) by operating activities              2,010        (69,715)

Cash flows from financing activities:
   Increase (decrease) in loans from shareholders                   (1,179)        64,400
   Proceeds from issuance of common stock                               --         10,000
                                                                  ---------      ---------

       Net cash provided by financing activities                    (1,179)        74,400
                                                                  ---------      ---------

Net increase (decrease) in cash                                        831          5,685
Cash in bank as of the beginning of period                           1,430         30,154
                                                                  ---------      ---------

Cash in bank as of the end of the period                          $  2,261       $ 35,839
                                                                  =========      =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING:
   Interest paid                                                  $  1,054       $    561
                                                                  =========      =========

   State income tax paid                                          $     --       $     --
                                                                  =========      =========

              The accompanying notes are an integral part of these financial statements

                    ADVANCED REFRIGERATION TECHNOLOGIES, INC.
            NOTES TO FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED
                      MARCH 31, 2003 AND 2002 (UN-AUDITED)


1.       INTERIM FINANCIAL INFORMATION
         -----------------------------

The financial statements of Advanced Refrigeration Technologies, Inc. (the Company) as of March 31, 2003 and for the three months ended March 31, 2003 and 2002 and related footnote information are un-audited. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the three months ended March 31, 2003 and 2002 are not necessarily indicative of the results that may be expected for any future period. The balance sheet at December 31, 2002 was derived from audited financial statements.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted. These financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 2002.

2.       SUBSEQUENT EVENT
         ----------------

The Company entered into a letter of intent with Joystar, Inc., a Nevada corporation ("Joystar") as of April 24, 2003. Pursuant to the terms of the letter of intent, the Company will acquire all of the outstanding shares of common stock of Joystar in exchange for the issuance of approximately 12 million shares of common stock of the Company. The officers and directors of the Company will resign at the closing of the proposed share exchange transaction and new officers and directors will be appointed. The letter of intent outlines the general intentions of the parties and is subject to the negotiation of the specific terms of the transaction and execution of the definite agreement between the Company and Joystar.

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


Results of operations

         In the three months ended March 31, 2003, the Company sold $35,698 worth of its products with a direct cost of sales of $12,432 and a gross profit of $23,266 as compared to sales of $13,018, cost of sales of $6,959 and gross profit of $6,059 for the three months ended March 31, 2002. Expenses other than direct cost of sales totaled $14,919 for the three months as compared to the prior year three months of $94,898. The reduction in general expense was due almost entirely to the reduction of payroll expense from $77,237 in 2002 to none in 2003. This was the result of having only two shareholders now working in the Company on a day to day basis at no pay. For this same reason the Company had a profit for the quarter of $7,093 as compared to the previous year quarter's loss of $89,600.

         The Company will continue in its efforts to raise capital so that the ART Evaporator Fan Controllers can be sold and delivered. There can be no assurance that the Company will be able to obtain capital.

Liquidity and sources of capital

         At March 31, 2003 our cash position required that we actively seek additional sources of capital. At March 31, 2003 the Company had available cash of $2,261.

Subsequent Event

         The Company entered into a letter of intent with Joystar, Inc., a Nevada corporation ("Joystar") as of April 24, 2003. Pursuant to the terms of the letter of intent, the Company will acquire all of the outstanding shares of common stock of Joystar in exchange for the issuance of approximately 12 million shares of common stock of the Company. The officers and directors of the Company will resign at the closing of the proposed share exchange transaction and new officers and directors will be appointed. The letter of intent outlines the general intentions of the parties and is subject to the negotiation of the specific terms of the transaction and execution of the definite agreement between the Company and Joystar.

ITEM 3. Controls and Procedures

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

Item 1. Legal proceedings                                     NONE

Item 2. Changes in securities and use of proceeds             NONE

Item 3. Defaults on senior securities                         NONE

Item 4. Submission of items to a vote                         NONE

Item 5. Other information                                     NONE

Item 6.
a)       Exhibits

           Exhibit 99.1 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

 b) Reports on 8K during the quarter                          NONE

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ADVANCED REFRIGERATION TECHNOLOGIES, INC
Date: May 7, 2003

                                        By /s/ Rick R. McEwan
                                           ---------------------
                                        President

                                 CERTIFICATIONS

I, Rick R. McEwan, President and Chief Executive Officer of Advanced Refrigeration Technologies, Inc. certify that:

1. I have reviewed this quarterly report on Form 10-QSB of, Advanced Refrigeration Technologies, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant, as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

    c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls, which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 7, 2003                     /s/ Rick R. McEwan
                                      -----------------------------
                                      Rick R. McEwan, President and Chief
                                      Executive Officer

I, Clare C. Schrum, Secretary and Chief Financial Officer of Advanced Refrigeration Technologies, Inc. certify that:

1. I have reviewed this quarterly report on Form 10-QSB of, Advanced Refrigeration Technologies, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant, as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

    c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls, which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 7, 2003                     /s/ Clare C. Schrum
                                      -----------------------------
                                      Clare C. Schurm, Secretary and Chief
                                      Financial Officer