Form 10QSB
period 2003-06-30
ADVANCED REFRIGERATION TECHNOLOGIES INC
filed 2003-08-21
CIK 1085661

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003

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

               5 Whatney, Irvine, Ca. 92618,  Telephone 949 837 8101
 -------------------------------------------------------------------------------
    (Address of Principal Executive Offices, including Registrant's zip code and telephone number)

                 9309 Narnia Drive, Riverside, California 92503
  ----------------------------------------------------------------------------
         Former name, former address and former fiscal year, if changed

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [ ]

The number of shares of the registrant's common stock as of June 30, 2003:
17,203,439 shares.

Transitional Small Business Disclosure Format (check one):   Yes [ ]   No [X]

                                TABLE OF CONTENTS
                                                                            PAGE

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

(a)      Consolidated Balance Sheets                                         3
(b)      Consolidated Statements of Operations                               4
(c)      Consolidated Statement of Shareholders' Equity (deficit)            5
(d)      Consolidated Statements of Cash Flows                               6
(e)      Notes to Financial Statements                                       7

Item 2. Management's Discussion and Analysis
         of Financial Condition and Results of Operations                    8

Item 3. Controls and Procedures                                              9

PART II. OTHER INFORMATION                                                  10

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6.

(a) Exhibits
(b) Reports on Form 8K

SIGNATURES AND CERTIFICATES                                                  13


                       ADVANCED REFRIGERATION TECHNOLOGIES, INC.
                              CONSOLIDATED BALANCE SHEETS
                          JUNE 30, 2003 AND DECEMBER 31, 2002
--------------------------------------------------------------------------------------

                                       ASSETS

                                                           JUNE 30, 2003   DECEMBER 31,
                                                             UN-AUDITED        2002
                                                            ------------   ------------
Current assets:
   Cash                                                     $    37,637    $     5,025
   Prepaid rent                                                   3,000             --
                                                            ------------   ------------

     Total current assets                                        40,637          5,025

Property and equipment (net)                                      8,040          2,406
                                                            ------------   ------------

     Total assets                                           $    48,677    $     7,431
                                                            ============   ============

                    LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Accounts payable                                         $    86,211    $     9,718
   Accrued salaries                                             181,425         81,811
   Accrued rent                                                  60,000         54,000
   Stock subscribed to be issued                                  4,500             --
   Note payable                                                  79,450             --
   Loans from shareholders                                       17,689         62,577
                                                            ------------   ------------

     Total current liabilities                                  429,275        208,106

Shareholders' equity:
  Preferred stock (no par value) 10,000,000 shares
     authorized; none issued                                         --             --
   Common stock (no par value) 50,000,000 shares
      authorized; at June 30, 2003 and December 31,
      2002, 17,203,439 and 16,785,667 issued and
      outstanding, respectively                                 265,013        122,713
   Accumulated deficit                                         (645,611)      (323,388)
                                                            ------------   ------------

     Total shareholders' equity (deficit)                      (380,598)      (200,675)
                                                            ------------   ------------

     Total liabilities and shareholders' equity (deficit)   $    48,677    $     7,431
                                                            ============   ============

       The accompanying notes are an integral part of these financial statements

                                           3


                                    ADVANCED REFRIGERATION TECHNOLOGIES, INC.
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                         AND FOR THE PERIOD FROM INCEPTION MAY 24, 2001 TO JUNE 30, 2003
                                                   (UN-AUDITED)
----------------------------------------------------------------------------------------------------------------
                                                                                                    CUMULATIVE
                                                                                                   AMOUNTS FROM
                                    FOR THE SIX     FOR THE SIX    FOR THE THREE   FOR THE THREE   INCEPTION MAY
                                    MONTHS ENDED    MONTHS ENDED   MONTHS ENDED    MONTHS ENDED     24, 2001 TO
                                   JUNE 30, 2003   JUNE 30, 2002   JUNE 30, 2003   JUNE 30, 2002   JUNE 30, 2003
                                   -------------   -------------   -------------   -------------   -------------
Income
   Travel agent program            $     20,933    $         --    $       (346)   $         --    $     27,196

Operating expenses:
   General and
    Administrative                      188,154          69,407          90,051          59,329         395,387
   Marketing and sales                   39,060          46,588          12,456          31,560         161,478
                                   -------------   -------------   -------------   -------------   -------------

Total expenses                          227,214         115,995         102,507          90,889         556,865
                                   -------------   -------------   -------------   -------------   -------------

Loss from operations                   (206,281)       (115,995)       (102,853)        (90,889)       (529,669)
                                   -------------   -------------   -------------   -------------   -------------
Provision for income taxes                   --              --              --              --              --

Loss on acquisition June 11,
2003-net liabilities acquired in
reverse meager                         (115,942)             --        (115,942)             --         (99,156)
                                   -------------   -------------   -------------   -------------   -------------

Net loss                               (322,223)   $   (115,995)   $   (218,795)   $    (90,889)   $   (628,825)
                                   =============   =============   =============   =============   =============

Net loss per share                 $      (0.02)   $      (0.01)   $      (0.02)   $      (0.01)
                                   =============   =============   =============   =============
Weighted average number of
common shares outstanding
                                     14,170,584      16,730,778      13,846,347      16,730,778
                                   =============   =============   =============   =============

                    The accompanying notes are an integral part of these financial statements

                                                        4


                                   ADVANCED REFRIGERATION TECHNOLOGIES, INC.
                            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                                  FROM INCEPTION MAY 24, 2001 TO JUNE 30, 2003
--------------------------------------------------------------------------------------------------------------

                                                 COMMON STOCK
                                      -----------------------------------

                                                                                    Deficit
                                                                     Additional    Accumulated       Total
                                       Number of      Par Value        Paid-in      During the    Stockholders'
                                         Shares         $0.001         Capital   Development Stage   Equity
                                      ------------   ------------   ------------   ------------   ------------
Balance at inception - May 24, 2001            --    $        --    $        --    $        --    $        --

Stock issued for services              16,715,000         16,715             --                        16,715

Net loss                                                                               (16,715)       (16,715)
                                      ------------   ------------   ------------   ------------   ------------

Balance at December 31, 2001           16,715,000         16,715             --        (16,715)            --
                                      ------------   ------------   ------------   ------------   ------------

Stock issued various dates for cash
at $1.50 per share                         70,667             71        105,927                       105,998

Net loss                                                                              (306,673)      (306,673)
                                      ------------   ------------   ------------   ------------   ------------

Balance at December 31, 2002           16,785,667         16,786        105,927       (323,388)      (200,675)
                                      ------------   ------------   ------------   ------------   ------------
Shares canceled by majority
 Shareholder                           (3,000,000)

Stock issued various dates
 for cash at $1.50 per share               94,932             95        142,205                       142,300
                                      ------------   ------------   ------------   ------------   ------------

Balance June 11, 2003 date of
acquisition of Joystar, Inc. shares
in a reverse merger                    13,880,599         16,881        248,132       (323,388)       (58,375)
Cancel Joystar shares                 (13,880,599)

Issue Advanced Refrigeration
  Technologies, Inc. shares            13,880,599        (16,881)        16,881

Advanced Refrigeration shares
  outstanding at June 11, 2003          3,322,840

Net loss                                                                              (322,223)      (322,223)
                                      ------------   ------------   ------------   ------------   ------------

Balance at June 30, 2003
(un-audited)                           17,203,439    $        --    $   265,013    $  (645,611)   $  (380,598)
                                      ============   ============   ============   ============   ============

                   The accompanying notes are an integral part of these financial statements

                                                       5


                               ADVANCED REFRIGERATION TECHNOLOGIES, INC.
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                      AND CUMULATIVE FROM INCEPTION MAY 24, 2001 TO JUNE 30, 2003
                                             (UN-AUDITED)
-----------------------------------------------------------------------------------------------------
                                                                                         CUMULATIVE
                                                                                        AMOUNTS FROM
                                                                                         INCEPTION
                                                         FOR THE SIX     FOR THE SIX   (MAY 24, 2001)
                                                        MONTHS ENDED    MONTHS ENDED      THROUGH
                                                        JUNE 30, 2003   JUNE 30, 2002   JUNE 30, 2003
                                                        -------------   -------------   -------------
Cash flows from operating activities:
   Net loss                                             $   (322,223)   $   (115,995)   $   (645,611)

Adjustments to reconcile net loss to net
 cash used in operating activities:
    Amortization and depreciation                                332              --             332
    Stock issued for services                                     --              --          16,715
    Directors fees Changes in assets and liabilities:
    Increase in prepaid expenses                              (3,000)             --          (3,000)
    Increase in accounts payable                              76,493              --          86,211
    Increase in salaries                                      99,614          32,000         181,425
    Increase in rent accrual                                   6,000          24,000          60,000
                                                        -------------   -------------   -------------

       Net cash used in operations                          (142,784)        (59,995)       (303,928)
                                                        -------------   -------------   -------------

Cash flows used by investing activities:
    Acquisition of fixed assets                               (5,966)             --          (8,372)
                                                        -------------   -------------   -------------

        Net cash used by investing activities                 (5,966)             --          (8,372)
                                                        -------------   -------------   -------------

Cash flows from financing activities:
    Issuance of common stock                                 142,300          30,000         248,298
    Advances from shareholders                               (44,888)         27,274          17,689
    Subscribed stock not issued                                4,500              --           4,500
    Notes payable to others                                   79,450              --          79,450
    Bank overdraft                                                --           2,721              --
                                                        -------------   -------------   -------------

        Net cash from financing activities                   181,362          59,995         349,937
                                                        -------------   -------------   -------------

Net increase (decrease) in cash                               32,612              --          37,637

Cash, beginning of period                                      5,025              --              --
                                                        -------------   -------------   -------------

Cash, end of period                                     $     37,637    $         --    $     37,637
                                                        =============   =============   =============
SUPPLEMENTAL DISCLOSURE OF NON-CASH
       INVESTING AND FINANCING ACTIVITIES:
    Issuance of stock for services                      $         --    $         --    $     16,715
                                                        =============   =============   =============

               The accompanying notes are an integral part of these financial statements

                                                  6

                    ADVANCED REFRIGERATION TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
           AND CUMULATIVE FROM INCEPTION MAY 24, 2001 TO JUNE 30, 2003
                                  (UN-AUDITED)
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION
   ---------------------

On June 11, 2003, Advanced Refrigeration Technologies, Inc. a California corporation (" the Company") acquired all of the issued and outstanding common stock of Joystar, Inc., a Nevada corporation ("Joystar") in exchange for the issuance by the Company of a total of 13,880,599 newly issued restricted shares of common voting stock to the Joystar shareholders pursuant the Agreement an Plan of Reorganization dated as if June 10, 2003. Prior to the issuance of the shares, the Company had 3,322,840 shares of common stock issued and outstanding. Subsequent to the exchange there were 17,203,439 shares issued and outstanding. The shareholders of Joystar own 81% of the common stock outstanding of the Company after the issuance of the 13,880,598 shares.

The acquisition of Joystar by the Company on June 11, 2003 has been accounted for as a purchase and treated as a reverse acquisition since the former owners of Joystar controlled 81% of the total shares of Common Stock of the Company outstanding immediately following the acquisition.

On this basis, the historical financial statements prior to June 11, 2003 have been restated to be those of the accounting acquirer Joystar. The historical stockholders' equity prior to the reverse acquisition has been retroactively restated (a recapitalization) for the equivalent number of shares received in the acquisition after giving effect to any difference in par value of the issuer's and acquirer's stock. The original 3,322,840 shares of common stock outstanding prior to the exchange reorganization have been reflected as an addition in the stockholders' equity account of the Company on June 11, 2003.

2. INTERIM FINANCIAL INFORMATION
   -----------------------------

The financial statements of Advanced Refrigeration Technologies, Inc. (the Company) as of June 30, 2003 and for the six months ended June 30, 2003 and 2002 and related footnote information are un-audited. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the six months and three months ended June 30, 2003 and 2002 are not necessarily indicative of the results that may be expected for any future period. The balance sheet at December 31, 2002 was derived from audited financial statements.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted. These financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 2002 included in an 8-K filed with the Securities and Exchange Commission on (put in date) .

3. NON REVIEW BY AUDITORS
   -----------------------

The auditors have not had an opportunity to review the six months ended June 30, 2003 financials statements as the Company was not able to prepare them in sufficient time for their review. The Company will file an amendment to this report after such auditors' review.

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   ------------------------------------------

         PROPERTY AND EQUIPMENT
         ----------------------

         Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful life of the assets, which is seven years for furniture and equipment and three years for computer equipment. No property and equipment has been depreciated.

         USE OF ESTIMATES
         ----------------

         The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         INCOME TAXES
         ------------

         Deferred income taxes are reported using the liability method. Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

         NET LOSS PER SHARE
         ------------------

         In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128 "Earnings Per Share" which requires the Company to present basic and diluted earnings per share, for all periods presented. The computation of loss per common share (basic and diluted) is based on the weighted average number of shares actually outstanding during the period. The Company has no common stock equivalents, which would dilute earnings per share.

         FAIR VALUE OF FINANCIAL INSTRUMENTS
         -----------------------------------

         Financial instruments consist principally of cash and various current liabilities. The estimated fair value of these instruments approximates their carrying value.

5. GOING CONCERN
   -------------

         The accompanying financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America, contemplates the continuation of the Company as a going concern. However, the Company has been in the development stage since its inception (May 23, 2001), sustained significant losses and has used capital raised through the issuance of stock and debt to fund activities. Continuation of the Company as a going concern is contingent upon establishing and achieving profitable operations. Such operations will require management to secure additional financing for the Company in the form of debt or equity.

         Management believes that actions currently being taken to revise the Company's funding requirements will allow the Company to continue its development stage operations. However, there is no assurance that the necessary funds will be realized by securing debt or through stock offerings.

6. CAPITAL STOCK
   -------------

         COMMON STOCK
         ------------

         On November 2, 2001, the Company issued 16,715,000 restricted shares of common stock at $0.001 per share totaling $16,715 for services rendered in connection with the start up of the Company.

         At various dates in 2002, the Company issued for cash of $105,998, 70,667 shares of common stock at $1.50 per share through a private placement, pursuant to provisions of Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D.

         COMMON STOCK SPLIT
         ------------------

         On November 1, 2001, the Board of Directors of the Company approved a stock split of the Company's common stock at a ratio of 1,000 for 1. All references in the accompanying financial statements to the number of common stock and per share amounts reflect the stock split.

         STOCK CANCELED
         --------------

         A majority shareholder canceled 3,000,000 shares of stock in anticipation of the acquisition of Advanced Refrigeration Technologies, Inc.

         At various dates in 2003, the Company issued for cash of $142,300, 94,932 shares of common stock at $1.50 per share through a private placement, pursuant to provisions of Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D.

          STOCK ISSUED IN REVERSE MERGER JUNE 11, 2003
         ---------------------------------------------

         The Company acquired all of the issued and outstanding common stock of Joystar, Inc., a Nevada corporation ("Joystar") in exchange for the issuance by the Company of a total of 13,880,599 newly issued restricted shares of common dated as if June 10, 2003.

         RECONCILIATION OF COMMON STOCK AT DECEMBER 31, 2002
         ---------------------------------------------------

           Common stock at par value $0.001                   $    16,786
           Additional paid in capital                             105,927
                                                              -----------
                                                              $   122,713
                                                              ===========
                                                       ===================

7. RELATED PARTY TRANSACTIONS
   --------------------------

         Advances from shareholder of $17,689 at June 30, 2003 are non-interest bearing, currently payable and not evidenced by any notes.

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

General

         Advanced Refrigeration Technologies, Inc. (the "Company") was incorporated in the State of California on February 5, 1998. It designed, manufactured and marketed an energy efficiency evaporator fan motor controller for walk-in refrigerators and freezers until June 11, 2003 when it acquired all of the issued and outstanding common stock of Joystar, Inc., a Nevada corporation ("Joystar") in exchange for the issuance by the Company of a total of 13,880,599 newly issued restricted shares of common voting stock to the Joystar shareholders pursuant the Agreement an Plan of Reorganization dated as if June 10, 2003. Prior to the issuance of the shares, the Company had 3,322,840 shares of common stock issued and outstanding. Subsequent to the exchange there were 17,203,439 shares issued and outstanding. The shareholders of Joystar own 81% of the common stock outstanding of the Company after the issuance of the 13,880,598 shares. Concurrent with the acquisition of Joystar the Company disposed of the fan control business extinguishing approximately $125,000 of debt for $105,000 of fan control assets.

         Joystar was incorporated on May 24, 2001. Joystar is a provider of online and offline travel services for the leisure and small business traveler.

         Joystar has been in the development stage since its inception, May 24, 2001. It is primarily engaged in raising capital to increase sales and marketing activity, licensing and product development, acquisitions and infrastructure development.

         The restructuring and re-capitalization has been treated as a reverse merger with Joystar becoming the accounting acquirer. The accompanying financial statements represent Joystar's activity since inception May 24, 2001 through June 30, 2003 and includes Advanced Refrigeration Technologies, Inc. activity since June 11, 2003.

         The following discussion should be read in conjunction with selected financial data and the financial statements and notes to financial statements.

Results of operations

         Because the Company is in the development stage the periods are not easily compared. General and administrative expenses increased due primarily to additional salary expense during the six and three months ended June 30, 2003 and marketing and sales decreased due in a large part to the war in Iraq effecting our entry into the travel markets.

Liquidity and sources of capital

         At June 30, 2003 our cash position required that we actively seek additional sources of capital. At June 30, 2003 the Company had available cash of $37,637.

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

Item 1. Legal proceedings                                     NONE

Item 2. Changes in securities and use of proceeds             NONE

Item 3. Defaults on senior securities                         NONE

Item 4. Submission of items to a vote

In June, 2003, the Company's majority shareholders (12,820,000 shares) voted to approve the Company's name to "Joystar, Inc.".

Item 5. Other information                                     NONE

Item 6.

(a) Exhibits
    --------

    Exhibit No.            Description
    -----------            -----------
    Exhibit 31             CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF
                           FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT

    Exhibit 32 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

b) Reports on 8K during the quarter: Form 8-K, Items 1 and 2, filed in June, 2003.

SIGNATURES
         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ADVANCED REFRIGERATION TECHNOLOGIES, INC.
                                             Date: August 21, 2003

                                             By /s/ William Alverson
                                                ---------------------------
                                                    President