Form 10QSB/A
period 2003-06-30
ADVANCED REFRIGERATION TECHNOLOGIES INC
filed 2003-09-02
CIK 1085661

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                  FORM 10-QSB/A


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

               5 Whatney, Irvine, Ca. 92618,  Telephone (949) 837-8101
 -------------------------------------------------------------------------------
    (Address of Principal Executive Offices, including Registrant's zip code and telephone number)

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

The number of shares of the registrant's common stock as of June 30, 2003:
18,228,439 shares.

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


                       ADVANCED REFRIGERATION TECHNOLOGIES, INC.
                             (A Development Stage Company)
                              CONSOLIDATED BALANCE SHEETS
                          JUNE 30, 2003 AND DECEMBER 31, 2002
--------------------------------------------------------------------------------------

                                       ASSETS

                                                           JUNE 30, 2003   DECEMBER 31,
                                                             UN-AUDITED        2002
                                                            ------------   ------------
Current assets:
   Cash                                                     $    37,637    $     5,025
   Prepaid rent                                                   3,000             --
                                                            ------------   ------------

     Total current assets                                        40,637          5,025

Property and equipment (net)                                      8,040          2,406
                                                            ------------   ------------

     Total assets                                           $    48,677    $     7,431
                                                            ============   ============

                    LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Accounts payable                                         $    71,211    $     9,718
   Accrued salaries                                             181,425         81,811
   Accrued rent                                                  60,000         54,000
   Loans from shareholders                                       97,139         62,577
                                                            ------------   ------------
        Total current liabilities                               409,775        208,106

Shareholders' equity:
  Preferred stock (no par value) 10,000,000 shares
     authorized; none issued                                         --             --
   Common stock (no par value) 50,000,000 shares
      authorized; at June 30, 2003 and December 31,
      2002, 18,228,439 and 16,785,667 issued and
      outstanding, respectively                                 304,313        122,713
   Common stock subscribed, 3,000 shares                          4,500             --
   Accumulated deficit during development stage                (669,911)      (323,388)
                                                            ------------   ------------

     Total shareholders' equity (deficit)                      (361,098)      (200,675)
                                                            ------------   ------------

     Total liabilities and shareholders' equity (deficit)   $    48,677    $     7,431
                                                            ============   ============

       The accompanying notes are an integral part of these financial statements

                                           3


                                    ADVANCED REFRIGERATION TECHNOLOGIES, INC.
                                         (A Development Stage Company)
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                         AND FOR THE PERIOD FROM INCEPTION MAY 23, 2001 TO JUNE 30, 2003
                                                   (UN-AUDITED)
----------------------------------------------------------------------------------------------------------------
                                                                                                    CUMULATIVE
                                                                                                   AMOUNTS FROM
                                    FOR THE SIX     FOR THE SIX    FOR THE THREE   FOR THE THREE   INCEPTION MAY
                                    MONTHS ENDED    MONTHS ENDED   MONTHS ENDED    MONTHS ENDED     23, 2001 TO
                                   JUNE 30, 2003   JUNE 30, 2002   JUNE 30, 2003   JUNE 30, 2002   JUNE 30, 2003
                                   -------------   -------------   -------------   -------------   -------------
Income
   Travel agent program            $     20,933    $         --    $       (346)   $         --    $     27,196

Operating expenses:
   General and
    Administrative                      212,454          69,407         114,351          59,329         419,687
   Marketing and sales                   39,060          46,588          12,456          31,560         161,478
                                   -------------   -------------   -------------   -------------   -------------

Total expenses                          251,514         115,995         126,807          90,889         581,165
                                   -------------   -------------   -------------   -------------   -------------

Loss from operations                   (230,581)       (115,995)       (127,153)        (90,889)       (553,969)
                                   -------------   -------------   -------------   -------------   -------------
Provision for income taxes                   --              --              --              --              --

Net loss                               (230,581)   $   (115,995)   $   (127,153)   $    (90,889)   $   (553,969)
                                   =============   =============   =============   =============   =============

Net loss per share                 $      (0.02)   $      (0.01)   $      (0.01)   $      (0.01)
                                   =============   =============   =============   =============
Weighted average number of
common shares outstanding
                                     14,170,584      16,730,778      13,846,347      16,730,778
                                   =============   =============   =============   =============

                    The accompanying notes are an integral part of these financial statements

                                                        4


                                   ADVANCED REFRIGERATION TECHNOLOGIES, INC.
                                        (A Development Stage Company)
                            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                                  FROM INCEPTION MAY 23, 2001 TO JUNE 30, 2003
--------------------------------------------------------------------------------------------------------------

                                                 COMMON STOCK
                                      -----------------------------------

                                                                                                 Deficit
                                                                      Additional     Common     Accumulated       Total
                                       Number of                       Paid-in        Stock      During the    Stockholders'
                                         Shares         Amount         Capital      Subscibed  Development Stage   Equity
                                      ------------   ------------   ------------   ------------   ------------ --------------
Balance at inception - May 23, 2001            --    $        --    $        --    $        --    $        --   $          --

Stock issued for services              16,715,000         16,715             --             --             --          16,715

Net loss                                       --             --             --             --        (16,715)        (16,715)
                                      ------------   ------------   ------------   ------------   ------------  --------------

Balance at December 31, 2001           16,715,000         16,715             --             --        (16,715)             --
                                      ------------   ------------   ------------   ------------   ------------  --------------

Stock issued various dates for cash
at $1.50 per share                         70,667             71        105,927             --             --         105,998

Net loss                                       --             --             --             --       (306,673)       (306,673)
                                      ------------   ------------   ------------   ------------   ------------  --------------

Balance at December 31, 2002           16,785,667         16,786        105,927             --       (323,388)       (200,675)
                                      ------------   ------------   ------------   ------------   ------------  --------------
Shares canceled by majority
 Shareholder                           (3,000,000)            --             --             --             --              --

Common stock subscribed                        --             --             --          4,500             --           4,500

Stock issued various dates
 for cash at $1.50 per share               94,932             95        142,205             --             --         142,300
                                      ------------   ------------   ------------   ------------   ------------  --------------

Balance June 11, 2003 date of
acquisition of Joystar, Inc. shares
in a reverse merger                    13,880,599         16,881        248,132          4,500       (323,388)        (53,875)
Cancel Joystar shares                 (13,880,599)            --             --             --             --

Advanced Refrigeration shares
  outstanding at June 11, 2003          3,322,840             --             --             --             --              --

Issue Advanced Refrigeration
  Technologies, Inc. shares            13,880,599        248,132       (248,132)            --       (115,942)       (115,942)

Stock issued pursuant to the
  stock option plan June 11, 2003
  at market value of stock $0.03 per
  share                                    810,000        24,300             --             --             --          24,300

Stock issued for services                  215,000        15,000             --             --             --          15,000

Net loss                                        --             --            --             --       (230,581)       (230,581)
                                      ------------   ------------   ------------   ------------   ------------  --------------

Balance at June 30, 2003
(un-audited)                           18,228,439    $   304,313    $         --   $     4,500    $   (669,911)   $  (361,098)
                                      ============   ============   ============   ============   =============  =============

                   The accompanying notes are an integral part of these financial statements

                                                       5


                               ADVANCED REFRIGERATION TECHNOLOGIES, INC.
                                    (A Development Stage Company)
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                      AND CUMULATIVE FROM INCEPTION MAY 23, 2001 TO JUNE 30, 2003
                                             (UN-AUDITED)
-----------------------------------------------------------------------------------------------------
                                                                                         CUMULATIVE
                                                                                        AMOUNTS FROM
                                                                                         INCEPTION
                                                         FOR THE SIX     FOR THE SIX   (MAY 23, 2001)
                                                        MONTHS ENDED    MONTHS ENDED      THROUGH
                                                        JUNE 30, 2003   JUNE 30, 2002   JUNE 30, 2003
                                                        -------------   -------------   -------------
Cash flows from operating activities:
   Net loss                                             $   (230,581)   $   (115,995)   $   (553,969)

Adjustments to reconcile net loss to net
 cash used in operating activities:
    Amortization and depreciation                                332              --             332
    Stock issued for services                                 24,300              --          41,015
Changes in assets and liabilities:
    Increase in prepaid expenses                              (3,000)             --          (3,000)
    Increase in accounts payable                              76,493              --          86,211
    Increase in salaries                                      99,614          32,000         181,425
    Increase in rent accrual                                   6,000          24,000          60,000
                                                        -------------   -------------   -------------

       Net cash used in operations                           (26,842)        (59,995)       (187,986)
                                                        -------------   -------------   -------------

Cash flows used by investing activities:
    Acquisition of fixed assets                               (5,966)             --          (8,372)
                                                        -------------   -------------   -------------

        Net cash used by investing activities                 (5,966)             --          (8,372)
                                                        -------------   -------------   -------------

Cash flows from financing activities:
    Issuance of common stock                                 142,300          30,000         248,298
    Advances from shareholders                                34,562          27,274          97,139
    Subscribed stock not issued                                4,500              --           4,500
    Bank overdraft                                                --           2,721              --
    Adjusting entry to reflect reverse acquisition
     and recapitalization                                   (115,942)             --        (115,942)
                                                        -------------   -------------   -------------

        Net cash from financing activities                    65,420          59,995         233,995
                                                        -------------   -------------   -------------

Net increase (decrease) in cash                               32,612              --          37,637

Cash, beginning of period                                      5,025              --              --
                                                        -------------   -------------   -------------

Cash, end of period                                     $     37,637    $         --    $     37,637
                                                        =============   =============   =============
SUPPLEMENTAL DISCLOSURE OF NON-CASH
       INVESTING AND FINANCING ACTIVITIES:
    Issuance of stock for services                      $     24,300    $         --    $     41,015
    Issuance of stock for accounts payable                    15,000              --          15,000
                                                        =============   =============   =============

               The accompanying notes are an integral part of these financial statements

                                                  6

                    ADVANCED REFRIGERATION TECHNOLOGIES, INC.
                        (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
           AND CUMULATIVE FROM INCEPTION MAY 23, 2001 TO JUNE 30, 2003
                                  (UN-AUDITED)
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION
   ---------------------

On June 11, 2003, Advanced Refrigeration Technologies, Inc. a California corporation (" the Company") acquired all of the issued and outstanding common stock of Joystar, Inc., a Nevada corporation ("Joystar") in exchange for the issuance by the Company of a total of 13,880,599 newly issued restricted shares of common voting stock to the Joystar shareholders pursuant the Agreement an Plan of Reorganization dated as if June 10, 2003. Prior to the issuance of the shares, the Company had 3,322,840 shares of common stock issued and outstanding. Subsequent to the exchange there were 17,203,439 shares issued and outstanding. The shareholders of Joystar own 81% of the common stock outstanding of the Company after the issuance of the 13,880,599 shares.

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

The Company has been in the development stage since its inception May 23, 2001.

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

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted. These financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 2002 included in an 8-K filed with the Securities and Exchange Commission on August 26, 2003.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   ------------------------------------------

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

4. GOING CONCERN
   -------------

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

5. CAPITAL STOCK
   -------------

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
                                                              ===========

STOCK ISSUED UNDER STOCK OPTION PLAN AND FOR PAYMENT OF SERVICES
----------------------------------------------------------------

The Company issued 810,000 shares of common stock pursuant to the Company's Stock Option Plans on June 11, 2003 valued at the market price of the stock on that date $0.03.

The Company issued 215,000 shares of common stock in payment of invoices for professional services in June, 2003.

6. RELATED PARTY TRANSACTIONS
   --------------------------

Advances from shareholder of $17,689 at June 30, 2003 are non-interest bearing, currently payable and not evidenced by any notes.

The Company received loans in the amount of $70,000 and $9,450 from two other shareholders. The $70,000 bears interest at 10% and is evidenced by a note payable. The $9,450 bears interest at 10% but is not evidenced by a note.

7. STOCK OPTIONS
   -------------

The Board of Directors has approved in April, 2003 a Company's stock option plan, which was amended by the Company in July, 2003. All the shares (480,000 shares) under 2002 Equity and Stock Option Plan were issued in June, 2003. In July, 2003, the Company approved 2003 Equity Compensation Plan which provides for the grant to directors, officers, employees and consultants of the Company of stock based awards and options to purchase up to an aggregate of 2,500,000 shares of Common Stock. No grants have been made yet under 2003 Equity Compensation Plan.

On June 11, 2003 the Company granted a total of 810,000 shares under the 2000 and 2002 stock compensation plans for services to the Company. The valuation of the shares issued were at the market price on the Grant date $0.03.

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

         Joystar was incorporated on May 23, 2001. Joystar is a provider of online and offline travel services for the leisure and small business traveler.

         Joystar has been in the development stage since its inception, May 23, 2001. It is primarily engaged in raising capital to increase sales and marketing activity, licensing and product development, acquisitions and infrastructure development.

         The restructuring and re-capitalization has been treated as a reverse acquisition with Joystar becoming the accounting acquirer. The accompanying financial statements represent Joystar's activity since inception May 23, 2001 through June 30, 2003 and includes Advanced Refrigeration Technologies, Inc. activity since June 11, 2003.

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


                                       ADVANCED REFRIGERATION TECHNOLOGIES, INC.
                                             Date: August 29, 2003


                                             By /s/ William Alverson
                                                ---------------------------
                                                    President