Form 10QSB
period 2003-09-30
ADVANCED REFRIGERATION TECHNOLOGIES INC
filed 2003-11-14
CIK 1085661

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                FORM 10-QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2003

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

The number of shares of the registrant's common stock as of September 30, 2003:
18,228,439 shares.

Transitional Small Business Disclosure Format (check one):   Yes [ ]   No [X]

                                TABLE OF CONTENTS
                                                                            PAGE

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

(a)      Consolidated Balance Sheets                                         3
(b)      Consolidated Statements of Operations                               4
(c)      Consolidated Statement of Shareholders' Equity (deficit)            5
(d)      Consolidated Statements of Cash Flows                               6
(e)      Notes to Financial Statements                                       7

Item 2. Management's Discussion and Analysis
         of Financial Condition and Results of Operations                   11

Item 3. Controls and Procedures                                             12

PART II. OTHER INFORMATION                                                  12

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6.

(a) Exhibits
(b) Reports on Form 8K

SIGNATURES AND CERTIFICATES                                                  13


                  ADVANCED REFRIGERATION TECHNOLOGIES, INC. & SUBSIDIARY
                               (A Development Stage Company)
                                CONSOLIDATED BALANCE SHEETS
                         SEPTEMBER 30, 2003 AND DECEMBER 31, 2002
-----------------------------------------------------------------------------------------

                                       ASSETS

                                                        SEPTEMBER 30, 2003  DECEMBER 31,
                                                             UN-AUDITED        2002
                                                            ------------   ------------
Current assets:
   Cash                                                      $  127,358    $     5,025
   Other receivables                                              2,382             --
   Prepaid expenses                                             161,667             --
                                                            ------------   ------------

     Total current assets                                       291,407          5,025

Property and equipment (net)                                     21,317          2,406
                                                            ------------   ------------

     Total assets                                           $   312,724    $     7,431
                                                            ============   ============

                    LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Accounts payable                                         $    79,660    $     9,718
   Accrued salaries and payroll taxes                           197,528         81,811
   Accrued rent                                                  35,000         54,000
   Loans from shareholders                                       89,597         62,577
                                                            ------------   ------------
        Total current liabilities                               401,785        208,106

Shareholders' equity:
  Preferred stock (no par value) 10,000,000 shares
     authorized; none issued                                         --             --
   Common stock (no par value) 50,000,000 shares
      authorized; at September 30, 2003 and December 31,
      2002, 18,228,439 and 16,785,667 issued and
      outstanding, respectively                                 304,313        122,713
   Common stock subscribed, 777,933 shares                      586,400             --
   Accumulated deficit during development stage                (979,774)      (323,388)
                                                            ------------   ------------

     Total shareholders' equity (deficit)                       (89,061)      (200,675)
                                                            ------------   ------------

     Total liabilities and shareholders' equity (deficit)   $   312,724    $     7,431
                                                            ============   ============

       The accompanying notes are an integral part of these financial statements


                                  ADVANCED REFRIGERATION TECHNOLOGIES, INC. & SUSIDIARY
                                              (A Development Stage Company)
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                          AND FOR THE PERIOD FROM INCEPTION MAY 23, 2001 TO SEPTEMBER 30, 2003
                                                      (UN-AUDITED)
----------------------------------------------------------------------------------------------------------------
                                                                                                     CUMULATIVE
                                                                                                    AMOUNTS FROM
                                   FOR THE NINE    FOR THE NINE    FOR THE THREE   FOR THE THREE   INCEPTION MAY 23
                                   MONTHS ENDED    MONTHS ENDED    MONTHS ENDED    MONTHS ENDED        2001 TO
                                   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,    SEPTEMBER 30,
                                       2003            2002             2003           2002             2003
                                   -------------   -------------   -------------   -------------   -------------
Income
   Travel agent program            $     31,137    $         --    $     10,204   $         --    $      37,400

Operating expenses:
   General and
    Administrative                      411,403         125,915         198,949          56,508         618,636
   Marketing and sales                  155,473          76,154         116,413          29,566         277,891
                                   -------------   -------------   -------------   -------------   -------------

Total expenses                          566,876         202,069         315,362          86,074         896,527
                                   -------------   -------------   -------------   -------------   -------------

Loss from operations                   (535,739)       (202,069)       (305,158)        (86,074)       (859,127)
                                   -------------   -------------   -------------   -------------   -------------
Interest expense                          4,705              --           4,705              --           4,705
Provision for income taxes                   --              --              --              --              --
                                   -------------   -------------   -------------   -------------   -------------
Net loss                           $   (540,444)   $   (202,069)   $   (309,863)   $    (86,074)   $   (863,832)
                                   =============   =============   =============   =============   =============

Net loss per share                 $      (0.03)   $      (0.01)   $      (0.02)   $      (0.01)
                                   =============   =============   =============   =============
Weighted average number of
common shares outstanding
                                     15,561,366      13,741,169      18,228,439      13,763,794
                                   =============   =============   =============   =============

                    The accompanying notes are an integral part of these financial statements


                                      ADVANCED REFRIGERATION TECHNOLOGIES, INC. & SUBSIDIARY
                                                   (A Development Stage Company)
                                     CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                                         FROM INCEPTION MAY 23, 2001 TO SEPTEMBER 30, 2003
------------------------------------------------------------------------------------------------------------------------------

                                                 COMMON STOCK
                                      -----------------------------------
                                                                                                   Deficit
                                                                                                 Accumulated
                                                                      Additional     Common       During the      Total
                                       Number of                       Paid-in        Stock       Development  Stockholders'
                                         Shares         Amount         Capital      Subscribed       Stage        Equity
                                      ------------   ------------   ------------   ------------   ------------ --------------
Balance at inception - May 23, 2001            --    $        --    $        --    $        --    $        --   $          --

Stock issued for services              16,715,000         16,715             --             --             --          16,715

Net loss                                       --             --             --             --        (16,715)        (16,715)
                                      ------------   ------------   ------------   ------------   ------------  --------------

Balance at December 31, 2001           16,715,000         16,715             --             --        (16,715)             --
                                      ------------   ------------   ------------   ------------   ------------  --------------

Stock issued various dates for cash
at $1.50 per share                         70,667             71        105,927             --             --         105,998

Net loss                                       --             --             --             --       (306,673)       (306,673)
                                      ------------   ------------   ------------   ------------   ------------  --------------

Balance at December 31, 2002           16,785,667         16,786        105,927             --       (323,388)       (200,675)
                                      ------------   ------------   ------------   ------------   ------------  --------------
Shares canceled by majority
 Shareholder                           (3,000,000)            --             --             --             --              --

Common stock subscribed (3,000 shares)         --             --             --          4,500             --           4,500

Stock issued various dates
 for cash at $1.50 per share               94,932             95        142,205             --             --         142,300
                                      ------------   ------------   ------------   ------------   ------------  --------------

Balance June 11, 2003 date of
acquisition of Joystar, Inc. shares
in a reverse merger                    13,880,599         16,881        248,132          4,500       (323,388)        (53,875)
Cancel Joystar shares                 (13,880,599)            --             --             --             --

Advanced Refrigeration shares
  outstanding at June 11, 2003          3,322,840             --             --             --             --              --

Issue Advanced Refrigeration
  Technologies, Inc. shares            13,880,599        248,132       (248,132)            --       (115,942)       (115,942)

Stock issued pursuant to the
  stock option plan June 11, 2003
  at market value of stock $0.03 per
  share                                   810,000         24,300             --             --             --          24,300

Stock issued for services                 215,000         15,000             --             --             --          15,000

Common stock subscribed (774,933 shares)       --             --             --        581,900             --         581,900

Net loss                                       --             --             --             --       (540,444)       (540,444)
                                      ------------   ------------   ------------   ------------   ------------  --------------

Balance at September 30, 2003
(un-audited)                           18,228,439    $   304,313    $        --    $   586,400    $  (979,774)  $     (89,061)
                                      ============   ============   ============   ============   ============  ==============

                   The accompanying notes are an integral part of these financial statements


                            ADVANCED REFRIGERATION TECHNOLOGIES, INC. & SUBSIDIARY
                                         (A Development Stage Company)
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                       AND CUMULATIVE FROM INCEPTION MAY 23, 2001 TO SEPTEMBER 30, 2003
                                                 (UN-AUDITED)
-----------------------------------------------------------------------------------------------------

                                                                                         CUMULATIVE
                                                                                        AMOUNTS FROM
                                                                                         INCEPTION
                                                        FOR THE NINE    FOR THE NINE   (MAY 23, 2001)
                                                        MONTHS ENDED    MONTHS ENDED      THROUGH
                                                        SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                            2003             2002            2003
                                                        -------------   -------------   -------------
Cash flows from operating activities:
   Net loss                                             $(540,444)      $(202,069)      $(863,832)

Adjustments to reconcile net loss to net
 cash used in operating activities:
    Amortization and depreciation                           1,068              --           1,068
    Stock issued for services                              83,633              --         100,348
Changes in assets and liabilities:
    Increase in prepaid expenses                           (3,000)             --          (3,000)
    Increase in other receivables                          (2,382)             --          (2,382)
    Increase in accounts payable                           69,942              20          79,660
    Increase in accrued salaries and payroll taxes        115,717          20,668         197,528
    Increase (decrease) in rent accrual                   (19,000)         30,000          35,000
                                                        ----------      ----------      ----------

       Net cash used in operations                       (294,466)       (151,381)       (455,610)
                                                        ----------      ----------      ----------

Cash flows used by investing activities:
    Acquisition of fixed assets                           (19,979)             --         (22,385)
                                                        ----------      ----------      ----------

        Net cash used by investing activities             (19,979)             --         (22,385)
                                                        ----------      ----------      ----------

Cash flows from financing activities:
    Issuance of common stock                              142,300          89,998         248,298
    Advances from shareholders                             27,020          63,532          89,597
    Subscribed stock not issued (294,600 shares)          383,400              --         383,400
    Adjusting entry to reflect reverse acquisition
     and recapitalization                                (115,942)             --        (115,942)
                                                        ----------      ----------      ----------

        Net cash from financing activities                436,778         153,530         605,353
                                                        ----------      ----------      ----------

Net increase (decrease) in cash                           122,333           2,149         127,358

Cash, beginning of period                                   5,025              --              --
                                                        ----------      ----------      ----------

Cash, end of period                                     $ 127,358       $   2,149       $ 127,358
                                                        ==========      ==========      ==========
SUPPLEMENTAL DISCLOSURE OF NON-CASH
       INVESTING AND FINANCING ACTIVITIES:
    Issuance of stock for services                      $  83,633       $      --       $ 100,348
    Issuance of stock for prepaid expense                 158,667              --         158,667
                                                        ==========      ==========      ==========

               The accompanying notes are an integral part of these financial statements

             ADVANCED REFRIGERATION TECHNOLOGIES, INC. & SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
        AND CUMULATIVE FROM INCEPTION MAY 23, 2001 TO SEPTEMBER 30, 2003
                                  (UN-AUDITED)
--------------------------------------------------------------------------------

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

2. INTERIM FINANCIAL INFORMATION
   -----------------------------

The financial statements of Advanced Refrigeration Technologies, Inc. (the Company) as of September 30, 2003 and for the nine months ended September 30, 2003 and 2002 and related footnote information are un-audited. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the nine months and three months ended September 30, 2003 and 2002 are not necessarily indicative of the results that may be expected for any future period. The balance sheet at December 31, 2002 was derived from audited financial statements.

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

         RECONCILIATION OF COMMON STOCK AT DECEMBER 31, 2002
         ---------------------------------------------------

           Common stock at par value $0.001                   $    16,786
           Additional paid in capital                             105,927
                                                              ------------
                                                              $   122,713
                                                              ============

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

On July 30, 2003 the Company approved an issuance of 400,000 shares of common stock to two consultants for services to be provided over future periods. The value of the services were based on the stock price on the agreement date of $0.42. The Company recorded $9,333 of expense for the period ended September 30, 2003, $158,667 to prepaid expenses and $168,000 to subscribed stock.

On July 30, 2003 the Company entered into a four-year employment agreement for a Vice President of Business Development. The agreement provides for 500,000 shares of restricted Common stock to be issued annually over the four years for a total of 2,000,000 shares. The value of the compensation was based on the stock price on the agreement date of $0.42, a total of $840,000. The Company recorded compensation expense of $35,000 for period ended September 30, 2003 and 83,333 shares as stock subscribed $35,000.

On July 30, 2003 the Company granted certain employees options to purchase 100,000 shares of common stock at $1.90 per share, with a one year vesting period. The quoted market share price on the grant date of the options was $.42

6. RELATED PARTY TRANSACTIONS
   --------------------------

The Company received loans in the amount of $85,000 and $5,000 from two shareholders. The $85,000 bears interest at 10% and is evidenced by a note payable to the shareholder and can be converted to common stock at $1.50 per share. The $5,000 bears interest at 10%, but is not evidenced by a note.

7. STOCK OPTIONS
   -------------

The Board of Directors has approved in April, 2003 a Company stock option plan, which was amended by the Company in July, 2003. All the shares (480,000 shares) under 2002 Equity and Stock Option Plan were issued in June, 2003. In July, 2003, the Company approved 2003 Equity Compensation Plan which provides for the grant to directors, officers, employees and consultants of the Company of stock based awards and options to purchase up to an aggregate of 2,500,000 shares of Common Stock. No grants have been made yet under 2003 Equity Compensation Plan.

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

         The restructuring and re-capitalization has been treated as a reverse acquisition with Joystar becoming the accounting acquirer. The accompanying financial statements represent Joystar's activity since inception May 23, 2001 through September 30, 2003. Advanced Refrigeration Technologies, Inc. now a shell has had no activity since June 11, 2003.

         The following discussion should be read in conjunction with selected financial data and the financial statements and notes to financial statements.

Results of operations

         Because the Company is in the development stage the periods are not easily compared.

         General and administrative expenses for the nine months ended September 30, 2003 were $411,403 as compared to $125,915 for the nine months ended September 30, 2002, an increase of $286,000 due primarily to the increase in salaries of $198,000, professional fees of $32,000 and dues and subscriptions of $18,000. Salary were lower in the prior year due to the fall off of travel after September 11, 2001. The Company has increased its sales activities in 2003.

         Marketing and sales expenses for the nine months ended September 30, 2003 were $155,473 as compared to $76,154 for the nine months ended September 30, 2002, an increase of $79,000. This was due to increased marketing expenses of $54,000 and telephone expenses of 13,000.

Liquidity and sources of capital

         At September 30, 2003 our cash position required that we actively seek additional sources of capital. At September 30, 2003 the Company had available cash of $127,358

ITEM 3. Controls and Procedures

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

Item 1. Legal proceedings                                     NONE

Item 2. Changes in securities and use of proceeds

During the quarter ended September 30, 2003, the Company sold in its private placement a total of 316,267 shares of its common stock at a purchase price of $1.50 per share, for the total purchase price of $474,400. During the quarter ended June 30, 2003, the Company sold 60,000 shares of its common stock at a purchase price of $1.50 in its private placement. The shares of the Company's common stock were issued and sold in reliance upon the exemption provided by
Section 4(2) and Section 506 of Regulation D of the Securities Act of 1933. The offers and sales in the Company's private placement were made to accredited investors only.

During the quarter ended September 30, 2003, the Company approved various employment and consulting agreements and the issuances of common stock and options to issue the Company's common stock for services to the Company pursuant to such agreements. See Financial Statements. None of the shares or options issuable pursuant to the above agreements were issued in the quarter ended September 30, 2003.


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

Item 6.

(a) Exhibits
    --------

    Exhibit No.            Description
    -----------            -----------
    Exhibit 31             CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF
                           FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT

    Exhibit 32 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

b) Reports on 8K during the quarter: There were no 8K filings in the quarter ended September 30, 2003.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ADVANCED REFRIGERATION TECHNOLOGIES, INC.
                                             Date: November 6, 2003

                                             By /s/ William Alverson
                                                ---------------------------
                                                    President