Form 10QSB/A
period 2003-09-30
ADVANCED REFRIGERATION TECHNOLOGIES INC
filed 2004-01-21
CIK 1085661

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
-----------------------------------------------------------------------------------------

                                       ASSETS

                                                        SEPTEMBER 30, 2003  DECEMBER 31,
                                                             UN-AUDITED        2002
                                                            ------------   ------------
Current assets:
   Cash                                                      $  127,358    $     5,025
   Other receivables                                              2,382             --
   Prepaid expenses                                               3,000             --
                                                            ------------   ------------

     Total current assets                                       132,740          5,025

Property and equipment (net)                                     21,317          2,406
                                                            ------------   ------------

     Total assets                                           $   154,057    $     7,431
                                                            ============   ============

                    LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Accounts payable                                         $    79,660    $     9,718
   Accrued salaries and payroll taxes                           197,528         81,811
   Accrued rent                                                  35,000         54,000
   Loans from shareholders                                       89,597         62,577
                                                            ------------   ------------
        Total current liabilities                               401,785        208,106

Shareholders' equity:
  Preferred stock (no par value) 10,000,000 shares
     authorized; none issued                                         --             --
   Common stock (no par value) 50,000,000 shares
      authorized; at September 30, 2003 and December 31,
      2002, 18,228,439 and 16,785,667 issued and
      outstanding, respectively                                 304,313        122,713
   Common stock subscribed, 2,694,600 shares                    460,906             --
   Accumulated deficit during development stage              (1,012,947)      (323,388)
                                                            ------------   ------------

     Total shareholders' equity (deficit)                      (247,728)      (200,675)
                                                            ------------   ------------

     Total liabilities and shareholders' equity (deficit)   $   154,057    $     7,431
                                                            ============   ============

       The accompanying notes are an integral part of these financial statements


                                  ADVANCED REFRIGERATION TECHNOLOGIES, INC. & SUSIDIARY
                                              (A Development Stage Company)
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                          AND FOR THE PERIOD FROM INCEPTION MAY 23, 2001 TO SEPTEMBER 30, 2003
                                                      (UN-AUDITED)
----------------------------------------------------------------------------------------------------------------
                                                                                                     CUMULATIVE
                                                                                                    AMOUNTS FROM
                                   FOR THE NINE    FOR THE NINE    FOR THE THREE   FOR THE THREE   INCEPTION MAY 23
                                   MONTHS ENDED    MONTHS ENDED    MONTHS ENDED    MONTHS ENDED        2001 TO
                                   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,    SEPTEMBER 30,
                                       2003            2002             2003           2002             2003
                                   -------------   -------------   -------------   -------------   -------------
Income
   Travel agent program            $     31,137    $         --    $     10,204   $         --    $      37,400

Operating expenses:
   General and
    Administrative                      444,576         125,915         232,122          56,508         651,809
   Marketing and sales                  155,473          76,154         116,413          29,566         277,891
                                   -------------   -------------   -------------   -------------   -------------

Total expenses                          600,049         202,069         348,535          86,074         929,700
                                   -------------   -------------   -------------   -------------   -------------

Loss from operations                   (568,912)       (202,069)       (338,331)        (86,074)       (892,300)
                                   -------------   -------------   -------------   -------------   -------------
Interest expense                          4,705              --           4,705              --           4,705
Provision for income taxes                   --              --              --              --              --
                                   -------------   -------------   -------------   -------------   -------------
Net loss                           $   (573,617)   $   (202,069)   $   (343,036)   $    (86,074)   $   (897,005)
                                   =============   =============   =============   =============   =============

Net loss per share                 $      (0.04)   $      (0.01)   $      (0.02)   $      (0.01)
                                   =============   =============   =============   =============
Weighted average number of
common shares outstanding
                                     15,561,366     13,741,169      18,228,439      13,763,794
                                   =============   =============   =============   =============

                    The accompanying notes are an integral part of these financial statements


                                      ADVANCED REFRIGERATION TECHNOLOGIES, INC. & SUBSIDIARY
                                                   (A Development Stage Company)
                                     CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                                         FROM INCEPTION MAY 23, 2001 TO SEPTEMBER 30, 2003
------------------------------------------------------------------------------------------------------------------------------

                                                 COMMON STOCK
                                      -----------------------------------
                                                                                                   Deficit
                                                                                                 Accumulated
                                                                      Additional     Common       During the      Total
                                       Number of                       Paid-in        Stock       Development  Stockholders'
                                         Shares         Amount         Capital      Subscribed       Stage        Equity
                                      ------------   ------------   ------------   ------------   ------------ --------------
Balance at inception - May 23, 2001            --    $        --    $        --    $        --    $        --   $          --

Stock issued for services              16,715,000         16,715             --             --             --          16,715

Net loss                                       --             --             --             --        (16,715)        (16,715)
                                      ------------   ------------   ------------   ------------   ------------  --------------

Balance at December 31, 2001           16,715,000         16,715             --             --        (16,715)             --
                                      ------------   ------------   ------------   ------------   ------------  --------------

Stock issued various dates for cash
at $1.50 per share                         70,667             71        105,927             --             --         105,998

Net loss                                       --             --             --             --       (306,673)       (306,673)
                                      ------------   ------------   ------------   ------------   ------------  --------------

Balance at December 31, 2002           16,785,667         16,786        105,927             --       (323,388)       (200,675)
                                      ------------   ------------   ------------   ------------   ------------  --------------
Shares canceled by majority
 Shareholder                           (3,000,000)            --             --             --             --              --

Common stock subscribed (3,000 shares)         --             --             --          4,500             --           4,500

Stock issued various dates
 for cash at $1.50 per share               94,932             95        142,205             --             --         142,300
                                      ------------   ------------   ------------   ------------   ------------  --------------

Balance June 11, 2003 date of
acquisition of Joystar, Inc. shares
in a reverse merger                    13,880,599         16,881        248,132          4,500       (323,388)        (53,875)
Cancel Joystar shares                 (13,880,599)            --             --             --             --

Advanced Refrigeration shares
  outstanding at June 11, 2003          3,322,840             --             --             --             --              --

Issue Advanced Refrigeration
  Technologies, Inc. shares            13,880,599        248,132       (248,132)            --       (115,942)       (115,942)

Stock issued pursuant to the
  stock option plan June 11, 2003
  at market value of stock $0.03 per
  share                                   810,000         24,300             --             --             --          24,300

Stock issued for services                 215,000         15,000             --             --             --          15,000

Common stock subscribed (2,691,600 shares)     --             --             --      1,420,073             --       1,420,073
Common stock subscribed not expensed           --             --             --       (158,667)            --        (158,667)
Common stock subscribed-deferred compensation  --             --             --       (805,000)                      (805,000)

Net loss                                       --             --             --             --       (573,617)       (573,617)
                                      ------------   ------------   ------------   ------------   ------------  --------------

Balance at September 30, 2003
(un-audited)                           18,228,439    $   304,313    $        --    $   460,906    $ (1,012,947)  $    (247,728)
                                      ============   ============   ============   ============   ============  ==============

                   The accompanying notes are an integral part of these financial statements


                            ADVANCED REFRIGERATION TECHNOLOGIES, INC. & SUBSIDIARY
                                         (A Development Stage Company)
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                       AND CUMULATIVE FROM INCEPTION MAY 23, 2001 TO SEPTEMBER 30, 2003
                                                 (UN-AUDITED)
-----------------------------------------------------------------------------------------------------

                                                                                         CUMULATIVE
                                                                                        AMOUNTS FROM
                                                                                         INCEPTION
                                                        FOR THE NINE    FOR THE NINE   (MAY 23, 2001)
                                                        MONTHS ENDED    MONTHS ENDED      THROUGH
                                                        SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                            2003             2002            2003
                                                        -------------   -------------   -------------
Cash flows from operating activities:
   Net loss                                             $(573,617)      $(202,069)      $(897,005)

Adjustments to reconcile net loss to net
 cash used in operating activities:
    Amortization and depreciation                           1,068              --           1,068
    Stock issued\subscribed for services                  116,806              --         133,521
Changes in assets and liabilities:
    Increase in prepaid expenses                           (3,000)             --          (3,000)
    Increase in other receivables                          (2,382)             --          (2,382)
    Increase in accounts payable                           24,000              20          33,718
    Increase in accrued salaries and payroll taxes        115,717          20,668         197,528
    Increase (decrease) in rent accrual                   (19,000)         30,000          35,000
                                                        ----------      ----------      ----------

       Net cash used in operations                       (340,408)       (151,381)       (501,552)
                                                        ----------      ----------      ----------

Cash flows used by investing activities:
    Acquisition of fixed assets                           (19,979)             --         (22,385)
                                                        ----------      ----------      ----------

        Net cash used by investing activities             (19,979)             --         (22,385)
                                                        ----------      ----------      ----------

Cash flows from financing activities:
    Issuance of common stock                              142,300          89,998         248,298
    Advances from shareholders                             27,020          63,532          89,597
    Subscribed stock not issued (294,600 shares)          383,400              --         383,400
    Payment of debt assumed in reverse acquisition        (70,000)             --         (70,000)
                                                        ----------      ----------      ----------

        Net cash from financing activities                482,720         153,530         651,295
                                                        ----------      ----------      ----------

Net increase (decrease) in cash                           122,333           2,149         127,358

Cash, beginning of period                                   5,025              --              --
                                                        ----------      ----------      ----------

Cash, end of period                                     $ 127,358       $   2,149       $ 127,358
                                                        ==========      ==========      ==========
SUPPLEMENTAL DISCLOSURE OF NON-CASH
       INVESTING AND FINANCING ACTIVITIES:
    Issuance of stock for services                      $  81,906       $      --       $ 100,348
    Issuance of stock for future services                 158,667              --         158,667
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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   ------------------------------------------

         REVENUE RECOGNITION
         --------------------

         The Company records revenues from travel related sales transactions where the Company both purchases from the supplier and sells to the customer the requested travel service. This is reflected in the Consolidated Statement of Operations at the net amount, which reflects the gross amount charged to the customer less the cost paid to the supplier. The Company also receives commissions from travel suppliers for processing reservations.

         PROPERTY AND EQUIPMENT
         ----------------------

         Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful life of the assets, which is seven years for furniture and equipment and three years for computer equipment. Depreciation for the nine months ended September 30, 2003 was $1,068 and none for the nine months ended September 30, 2002.

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

On July 30, 2003 the Company approved an issuance of 400,000 shares of common stock to two consultants for services to be provided over a two and three year period. The services are valued daily based on the daily stock prices and the amount of shares earned each day. The Company recorded $42,506 of expense for the period ended September 30, 2003, $158,667 to common stock subscribed not earned and $201,173 to common stock subscribed. The unearned shares are to be retired in the event of non-performance.

On July 30, 2003 the Company entered into a four-year employment agreement for a Vice President of Business Development. The agreement provides for 500,000 shares of restricted Common stock to be issued annually over the four years for a total of 2,000,000 shares. The value of the compensation was based on the stock price on the agreement date of $0.42, a total of $840,000. The Company recorded compensation expense of $35,000 for period ended September 30, 2003 and 2,000,000 shares as stock subscribed $840,000, and deferred compensation of $805,000.

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

Results of operations

         The Company only had sales of $31,137 for the nine months ended September 30 2003 as compared to none for the nine months ended September 30, 2002. Because the Company is in the development stage the periods are not comparable.

         General and administrative expenses for the nine months ended September 30, 2003 were $444,576 as compared to $125,915 for the nine months ended September 30, 2002, an increase of $319,000 due primarily to the increase in salaries of $198,000, professional fees of $32,000 and dues and subscriptions of $18,000. Salary were lower in the prior year due to the fall off of travel after September 11, 2001. The Company has increased its sales activities in 2003.

         Marketing and sales expenses for the nine months ended September 30, 2003 were $155,473 as compared to $76,154 for the nine months ended September 30, 2002, an increase of $79,000. This was due to increased marketing expenses of $54,000 and telephone expenses of 13,000.

Liquidity and sources of capital

At September 30, 2003 our cash position required that we actively seek additional sources of capital. At September 30, 2003 the Company had available cash of $127,358 that probably will only last till the end of November.

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

                                       ADVANCED REFRIGERATION TECHNOLOGIES, INC.
 Date: January 20, 2004

                                             By /s/ William Alverson
                                                ---------------------------
                                                    President