Form 10QSB/A
period 2003-09-30
ADVANCED REFRIGERATION TECHNOLOGIES INC
filed 2004-02-20
CIK 1085661

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                FORM 10-QSB/A-2

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

                                TABLE OF CONTENTS
                                                                            PAGE

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

(a)      Consolidated Balance Sheets                                         3
(b)      Consolidated Statements of Operations                               4
(c)      Consolidated Statement of Shareholders' Equity (deficit)            5
(d)      Consolidated Statements of Cash Flows                               6
(e)      Notes to Financial Statements                                       7

Item 2. Management's Discussion and Analysis
         of Financial Condition and Results of Operations                   11

Item 3. Controls and Procedures                                             12

PART II. OTHER INFORMATION                                                  12

Item 1.  Legal Proceedings                                                  12

Item 2.  Changes in Securities and Use of Proceeds                          12

Item 3.  Defaults On Senior Securities                                      13

Item 4.  Submission of Items to a Vote                                      13

Item 5.  Other Information                                                  13

Item 6.                                                                     13

(a) Exhibits
(b) Reports on Form 8K

SIGNATURES AND CERTIFICATES                                                 14


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

Results of operations

         The Company only had sales of $31,137 for the nine months ended September 30 2003 as compared to none for the nine months ended September 30, 2002 and sales of 10,204 for the quarter ended September 30, 2003 as compared to none for the quarter ended September 30, 2002. Income was generated by sales of travel on which the Company earned commissions. There were no sales to related parties. The reported results of the Company would not have been materially different, as far as can determined, by using any different assumptions or considering any different conditions in applying the Company's critical accounting policies.

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

The loans payable $89,597 are payable on demand and have an interest rate of 10%. If the loans stay at the present level the Company incurs approximately $2,275 in interest each quarter.


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

Item 1. Legal proceedings  - No disclosures are required pursuant to Item
                             103 of Regulation S-B, taking into account
                             Instruction 1 to that Item

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

                                       ADVANCED REFRIGERATION TECHNOLOGIES, INC.
 Date: February 19, 2004

                                             By /s/ William Alverson
                                                ---------------------------
                                                    President