Form 10KSB
period 2003-12-31
ADVANCED REFRIGERATION TECHNOLOGIES INC
filed 2004-04-14
CIK 1085661

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

         [X]     ANNUAL REPORT PUSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                       OR

           [ ] TRANSITION REPORT PUSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

  FOR THE TRANSITION PERIOD FROM __________________ TO ________________________

                        Commission File Number: 000-25973

                    ADVANCED REFRIGERATION TECHNOLOGIES, INC.
        ----------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

               California                                68-0406331
----------------------------------------    ------------------------------------
   (State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
    Incorporation or Organization)

                          5 Whatney, Irvine, Ca. 92618
                    ----------------------------------------
                    (Address of Principle Executive Offices)

                                 (949) 837-8101
          -------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

      Securities Registered Pursuant to Section 12(b) of the Exchange Act:

                                      None

      Securities Registered Pursuant to Section 12(g) of the Exchange Act:

                         Common Stock, $0.001 Par Value

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ]No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The registrant's revenues for its most recent fiscal year were $43,170.

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 19, 2004 was $18,520,373 based upon the market price of the registrant's Common Stock of $2.25 as of March 19, 2004.

The number of the Company's shares of Common Stock outstanding as of December 31, 2003 was 21,051,277.

Transitional Small Business Disclosure Format (check one):  Yes [   ]   No [ X ]

                    ADVANCED REFRIGERATION TECHNOLOGIES, INC.
                            FORM 10-KSB ANNUAL REPORT
                 AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2003
                                TABLE OF CONTENTS

Forward-Looking Statements

                                     PART I

Item 1.   DESCRIPTION OF BUSINESS
Item 2.   DESCRIPTION OF PROPERTIES
Item 3.   LEGAL PROCEEDINGS
Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                     PART II

Item 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION
Item 7.   FINANCIAL STATEMENTS
Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE
Item 8-A  CONTROLS AND PROCEDURES

                                    PART III

Item 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
Item 10.  EXECUTIVE COMPENSATION
Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                                    PART IV

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K
Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

SIGNATURES

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Form 10-KSB contains forward-looking statements about the business, financial condition and prospects of the Company that reflect assumptions made by management and management's beliefs based on information currently available to it. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of management's assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, the Company's actual results may differ materially from those indicated by the forward-looking statements.

     The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, the acceptance by customers of the Company's products and services, the Company's ability to develop new products and services cost-effectively, the ability of the Company to raise capital in the future, the development by competitors of products or services using improved or alternative technology, the retention of key employees and general economic conditions.

     There may be other risks and circumstances that management is unable to predict. When used in this Form 10-KSB, words such as, "believes," "expects," "intends," "plans," "anticipates" "estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions. All forward-looking statements are intended to be covered by the safe harbor created by Section 21E of the Securities Exchange Act of 1934.

                                     PART I
Item 1.  DISCRIPTION OF BUSINESS
         -----------------------

Overview

Advanced Refrigeration Technologies, Inc. (the "Company") was incorporated in the State of California on February 5, 1998. Its original business operations consisted of designing, manufacturing and marketing an energy efficiency evaporator fan motor controller for walk-in refrigerators and freezers that were designed to save the customer 25-50% in refrigeration energy costs. The Company has not been able to successfully sell enough units to be profitable and has sustained losses every year since inception. The Company has not been successful in obtaining necessary funding to continue the business. Since August, 2002, the Company has been actively engaged in finding a potential investor to acquire the Company and bring in a new business.

The Acquisition of Joystar, Inc.

As of June 11, 2003, Advanced Refrigeration Technologies, Inc., a California corporation ("ART" or the "Company") consummated a transaction, whereby the Company acquired all of the issued and outstanding shares of Joystar, Inc., a Nevada corporation ("Joystar") in exchange for the issuance by the Company of a total of 13,880,599 newly issued restricted shares of common voting stock to the Joystar shareholders pursuant to the Agreement and Plan of Reorganization (the "Agreement"), dated as of June 10, 2003, by and between the Company and Joystar (the "Closing").

ART issued a total of 13,880,599 shares of common stock of ART to Joystar shareholders in the transaction. Joystar, Inc. paid $60,000 at the Closing of the transaction for some of the debts of Advanced Refrigeration Technologies, Inc., and instead of signing a note for $55,000 to repay the remaining debts, it assumed such liabilities. The cash paid by Joystar in the transaction was determined by the amount of the outstanding liabilities of ART that had to be paid and which ART's then current management determined as priority debts needed to be repaid.

The Asset Sale and Purchase Contract which was entered by and between Advanced Refrigeration Technologies, Inc. and Advanced Refrigeration Controls, Inc, a newly formed corporation by the former shareholders, Allen and Clare Schrum, of Advanced Refrigeration Technologies,Inc. included the total assets consisting of inventories, fixed assets and patents for a total value of $85,063 and the assumption of liabilities including primarily former shareholders loans, for a total amount of $105,217. The Company had a gain of $20,154 on the disposition of assets and liabilities.

Pursuant to the terms of the Agreement, Joystar provided the payment of debts of ART in the amount of $60,000 and assumed additional liabilities of ART in the approximate amount of $55,000. Immediately prior to the share exchange, there were approximately 3,322,840 shares of the Company's common stock issued and outstanding. As a result of the acquisition, there were approximately 17,203,439 shares of common stock issued and outstanding.

Upon the Closing, the all present officers of the Company (Rick McEwan, Allen Schrum and Clare Schrum) resigned and William M. Alverson was appointed as the Company's President, Chief Financial Officer and Secretary. Prior to the Closing, Rick McEwan and Allen Schrum were the directors of the Company. Upon the Closing, William M. Alverson was appointed to the Board of Directors of the Company. Subsequently to the Closing, Rick McEwan resigned as a director of the Company on June 13, 2003, and Katherine T. West was appointed as a new director as of June 18, 2003. Allen Schrum resigned as the Company's director as of June 20, 2003. After June 20, 2003, the Board of Directors consisted of William M. Alverson and Katherine T. West.

Business Development

Joystar is a provider of online and offline travel services for the leisure and small business traveler. Joystar derives revenue from annual membership fees from its partner agents as well as from travel transactions from its customers and agents. Joystar offers reliable, real time access to research and reservation services for over 400 airlines, 50,000 lodging properties, all major cruise lines, tour operators, and car rental companies. By accessing Joystar's website at www.joystar.com, both Joystar's agents and customers enter a one stop shopping environment for their travel purchases 24 hours a day, 7 days a week.

The Company also develops and markets its Home and Office Based Travel Agencies (website at Iamatravelagent.com)- the programs are targeted to two main groups:
(1) affluent leisure travelers and small business owners who are looking to save money on their travel; and (2) the growing population of people who wish to supplement their primary income working part-time as well as full-time home-based entrepreneurs.

Joystar's travel agent program, is designed for individuals from all walks of life who desire to earn a part-time or full-time income from the comfort of their home or office. The simplicity of the program allows people to receive commissions on their travel as well as travel purchases made by people they refer to the agency. The travel agent program centers more on loyalty marketing than any special skills required by the independent agent as the actual bookings, payment processing, and fulfillment are handled by Joystar or the travel supplier (airline, hotel, cruise line, etc.).

The benefits of being an independent travel agent include access to "agent only" specials and deeply discounted travel offered by travel suppliers, cash incentives and the possibility of upgrades when the agent is traveling. Booking tools, exclusive specials, on-line training and educational opportunities, important news and comprehensive information for initiating and increasing sales are all available to Joystar travel agents. Essential to this is building meaningful preferred supplier relationships to the ultimate benefit of the traveler. With the buying power of tens of thousands of travel agents, Joystar can strive to provide exceptional value to its consumers and agents alike.

Joystar blends the best of the online model (instant access to vast amounts of information) with personal service from experience travel agents. Joystar provides its "outside" travel agents and their customers reliable, real-time access to one of the largest databases of "published" travel products, including over 400 airlines, 65,000 lodging properties, and all major car rental companies. In addition, Joystar provides its agents access to "unpublished" fares. An "unpublished" airfare is a consolidator (wholesaler) fare and is not offered to the public. They are only available to the travel agents. Airlines contract with consolidators for excess seats on certain flights. Consolidators in turn, resell these seats to travel agents (with a small mark-up) allowing the agent to mark up the fare and still offer the customer the same or lower fare than what is "published" by the airline.

Joystar's Preferred Supplier Program is a resource to help increase Joystar agents' earnings and drive the revenues of the Company. Through negotiated discounts and overrides, Joystar agents enjoy commission increases of up to 20% over industry standards for travel booking.

These products, in particular, offer our agents dramatically enhanced commissions while still providing competitive prices to their retail customers. Joystar's most basic assumption is that the Company has two key customers: the consumer and the independent travel agent. Joystar's success depends on the loyalty and growth of both groups.

Joystar's management believes that its success will be due to the advent of new technologies, innovative marketing strategies and relentless focus on the improvement of Joystar's customer service functions. Joystar intends to set an outstanding example of building economic power and revenues through astute forms of vertical relationships - downstream through our travel agents, upstream through the travel suppliers (air consolidators, hotels, cruise lines, car rental agencies, etc.). Joystar's strategy is lower cost information and extensive use of outsourcing which allows the Company to rapidly scale operations to meet the demands of its growing agent and traveler base.

The Company maintains its corporate offices in Irvine, California. The Company occupies 6,200 square fees pursuant to the lease agreement entered in June, 2003. The Company pays $1.10 per square foot. The lease agreement is for a term of one year with three one year options to extend the lease.

Company's Business Strategy

The Company is developing a global travel marketplace in which travel suppliers can reach, in a highly efficient manner, a large audience of consumers who are actively planning and purchasing travel. The Company offers suppliers a broad range of merchandising strategies designed to increase their revenues.

The Company has three separate business models: the agency model, the merchant model and the agent host model. Under the agency model, the Company acts as an agent in the transaction, passing a customer's reservation to the travel supplier (airline, hotel, car rental company or destination service provider). The Company receives a commission from the travel supplier for our services as an agent. In an agency transaction, the supplier sets the retail price paid by the customer, and the supplier is the merchant of record for the transaction. Under the merchant model, the Company receives inventory (airline seats and hotel rooms) from suppliers at negotiated rates. Then the Company determines the retail price that the customer pays and process the transactions as the merchant of record in the transaction. Acting as a merchant enables the Company to achieve a higher level of gross profit per transaction than in the agency model and provides better prices to customers than in agency transaction. Integrating merchant inventory with the online booking technology platform enables the Company to create that benefit both customers and suppliers. In addition to the revenue the Company receives from the sale of travel planning services under the agency and merchant models, the Company is also to derive revenue from sales of advertisements on our websites, and licensing of components of our technology.

In addition to the travel revenue, Joystar offers hosting and support services to home-based travel agents. The Company has three hosting packages priced at $49, $149 and $479, depending on the scope of services offered. The Company also derives revenue from transaction fees and commissions the agents create from booking travel with their clients. The Company plans to develop a membership base of 100,000 home-based agents over the next 3 years. The majority of the members' annual renewal fees will be $149. The Company believes that with the tools, marketing resources, and support it provides, its agents can average $10,000 per year in leisure bookings. Revenue on leisure travel is expected to be approximately 15% or $1,500 per agent. One hundred thousand agents annually renewing at $149 can be expected to generate $14,900,000 in membership revenue and approximately $150 million in revenue on $1 billion in bookings if each agent averages $10,000/year in bookings. There are no assurances that such a plan of operations will be successful.

Market Target

The travel industry is very large and highly fragmented. According to the World Travel and Tourism Council, worldwide travel and tourism spending for calendar year 2003 was estimated to be $3.7 trillion.

Consumers planning and purchasing a trip generally engage in a predictable process that begins with considering destinations, dates and budgets, and progresses to a series of purchase decisions involving transportation, accommodations and destination activities. Historically, this planning and purchasing process has been inefficient because consumers have to spend a significant amount of time piecing together the information from a variety of sources. Consumers frequently consulted many different media and people, such as guidebooks, magazines, travel agents, friends, co-workers and individual travel suppliers. The supply side of the travel industry can be equally inefficient. The supplier community includes hundreds of airlines, thousands of hotels, dozens of car rental companies, numerous vacation packagers and cruise lines and hundreds of thousands of destination services merchants such as restaurants, attractions, and local transportation and tour providers. These suppliers spend substantial amounts of money to reach and attract potential purchasers. The fragmental nature of the global consumer travel market makes it difficult and inefficient for suppliers to effectively target those consumers who are currently engaged in the travel planning process.

Consumers and suppliers rely on travel agents as intermediaries to provide information on their travel choices and help them purchase their trips. Joystar travel agents have access to comprehensive information on the availability and pricing of airline seats through global distribution systems. The Company makes it possible for our travel agents to provide consumers reliable, personalized or comprehensive travel information.

The Company has been able to combat the inefficiency and fragmentation of the industry with technology. Joystar uses technology to make the process of planning and purchasing travel easier for our customers. This technology empowers web-savvy, "do-it yourself" customers to be their own travel agent and make fully informed decisions about their choice of travel services.

GEOGRAPHIC AREA OF SERVICES. The Company plans to offer travel planning services in the United Sates, the United Kingdom, Germany, Canada, France, Italy and the Netherlands. Joystar products are planned to include direct-to- consumer travel planning services sold via the Internet and call centers, our co-branded private label business.

UNITED STATES

In the United States, Joystar offers customers a broad range of features and travel products through the Joystar.com website, our live agent operations and our co-branded and private label business.

FLIGHT, HOTEL, VACATION PACKAGE, CAR AND CRUISE. Consumers can search for and compare airline, rental car, hotel room, destination services and cruise pricing and availability information and can also purchase tickets or make reservations by selecting from our published rate and negotiated rate offerings. In addition, agent members can combine elements of their trip into custom built packages through tools in the "Agent Only" section of Joystar.com. Joystar's co-branded and private label program enables partners to market our suppliers' inventory to consumers under their own brand.

Customer Service at 1-877-800-STAR. For all travel offerings, the Company provides a competent agent-based support service. This service is accessible through toll-free telephone support or via email. For purposes of operational flexibility, the Company plans to provide this support infrastructure with a combination of in-house and outsourced call centers. Customer support will be split between our own call center and outsourced third parties. All supplier support is managed by Joystar.

INTERNATIONAL

The Company's long term international strategy is to leverage our technology platform to enter markets with large existing travel markets and established consumer behavior for planning and purchasing travel either on the Internet or over the telephone. The Company plans to customize each of its international points of sale to reflect language, customs, traveler behavior and preferences, and available supplier inventory that may vary from country to country.

GOVERNMENT REGULATION
---------------------

TRAVEL INDUSTRY REGULATION

Joystar must comply with laws and regulations relating to the travel industry and the sale of travel services. These include registering with various states and countries as a seller of travel, complying with certain disclosure requirements and participating in state restitution funds. Both the Federal Trade Commission and the Department of Transportation take the position that their regulations prohibiting unfair and deceptive advertising practices apply to our business.

REGULATIONS OF THE INTERNET

Currently, few laws and regulations apply directly to the Internet and commercial online services and, to the extent such laws exist or apply to us, we believe we are in compliance with all of them. The following summary does not purport to be complete discussion of all enacted or pending regulations and policies that may affect our business. This summary focuses primarily on the enacted federal, state and international legislation specific to businesses that operate as we do. For further information concerning the nature and extent of federal, state and international regulation of online businesses, you should review public notices and rulings of the U.S. Congress, state and local legislature and international bodies.

Due to the growth of the Internet and online commerce, coupled with publicity regarding Internet fraud, new laws and regulations are continually being considered (at the federal, state and international levels) regarding property ownership, sales and other taxes, pricing and content, advertising, intellectual property rights, libel, user privacy, and information security. New laws or different applications of existing laws would likely impose additional burdens on companies conducting business online and may decrease the growth of the Internet or commercial online services. In turn, this could decrease the demand for our products and services or increase our cost of doing business. We cannot predict whether any of the proposed privacy legislation currently pending will be enacted and what effect, if any, it would have on our company.

TAXES. Federal regulation imposing limitations on the ability of states to impose taxes on Internet-based sales was enacted in 1998 and extended in 2001. The Internet Tax Non-Disclosure Act, as this legislation is known, exempts certain types of sales transactions conducted over the Internet from multiple or discriminatory state and local taxation through November 1, 2003. It is possible this legislation will not be renewed when it terminates. Failure to renew this legislation could allow state and local governments to impose taxes on Internet-based sales, and these taxes could decrease the demand for our products or services or increase our cost of operations.

PRIVACY. As an online business, customers provide us with personally identifiable information (PII) that has been specifically and voluntarily given. PII includes information that can identify a customer as a specific individual, such as name, phone number, or e-mail address. This information is used only for the purpose of responding to and fulfilling customer requests for our travel products and services. We will only share customer PII with our authorized travel service providers, and only as necessary in order to complete a transaction that customers specifically request. We do not sell or rent PII to anyone. We provide customers with choice and control over the collection and use of their PII, as well as a means of updating, correcting, or removing any PII stored in their customer profile. Customers are provided the opportunity to specifically choose the promotional marketing communications they wish to receive from our company. If they choose to opt-out any of the promotional e-mail services that we provide, then we will only send e-mail that relates to a specific travel purchase they have made through us.

CURRENT US FEDERAL PRIVACY REGULATION. Increasing concern over consumer privacy, including regulations related to the use of the Internet for conducting transactions and electronic commerce, has led to the introduction of proposed legislation at the federal level. The most far-reaching of these current laws are focused on financial institutions, health care providers, and companies that voluntarily solicit information form children. For businesses that operate online such as Joystar, the Unsolicited Electronic Mail Act of 1999 has been enacted to protect individuals, families, and internet service providers form unsolicited and unwanted electronic mail, commonly referred to as spamming. Additionally, the Federal Trade Commission has a role in consumer privacy protection and is involved with related enforcement activities.

CURRENT STATE PRIVACY REGULATION. Most states have enacted legislation to regulate the protection of consumer's information on the Internet. Much of this legislation is focused on financial institutions and health care providers. The legislation that has become state law is a small percentage of the number still pending, and is similar to what has been enacted at the federal level. The Company cannot predict whether any of the proposed state privacy legislation currently pending review will be enacted and what effect, if any, it would have on our Company.

SPECIAL RISK FACTORS

Prospective investors should carefully consider the risks of an investment in any speculative start-up business and the risks and the speculative factors inherent to and affecting the Company's business described below.

Factors that may cause Joystar to fail are the following:

- The Company's prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development.

- Our inability to obtain new customers at reasonable cost, retain existing customers or encourage repeat purchases.

- Decreases in the number of visitors to our websites or our inability to convert visitors to our websites into customers.

- Our inability to adequately maintain, upgrade and develop our websites, the systems that we use to process customers' orders and payments or our computer network.

- Our inability to retain existing airlines, hotels, rental car companies and other suppliers of travel services ("travel suppliers") or to obtain new travel suppliers .

- Our inability to obtain travel products on satisfactory terms from our travel suppliers.

- The ability of our competitors to offer new or enhanced websites, services or products.

-    Fluctuating gross margins due to a changing mix of revenues.

- The termination of existing relationships with key service providers or failure to develop new ones.

- The amount and timing of operating costs relating to expansion of our operations.

- Economic conditions specific to the Internet, online commerce and the travel industry

-    Attract additional travel suppliers and consumers to our service.

-    Maintain and enhance our brand.

-    Expand our service offerings.

-    Operate, expand and develop our operations and systems efficiently.

-    Maintain adequate control of our expense

-    Respond to technological changes.

-    Respond to competitive market conditions

- We may not be successful in accomplishing these objectives and our failure to do so may have a material adverse effect on our business, operating results and financial condition.

- We depend on our relationships with travel suppliers, licensees and computer reservation systems; our business could be harmed by adverse changes in these relationships.

- Our business model relies on relationships with travel suppliers, and it would be negatively affected by adverse changes in these relationships. We depend on travel suppliers to enable us to offer our customers comprehensive access to travel services and products. Consistent with industry practices, we currently have few agreements with our travel suppliers obligating them to sell services or products through our websites. It is possible that travel suppliers may choose not to make their inventory of services and products available through online distribution. Travel suppliers could elect to sell exclusively through other sales and distribution channels or to restrict our access to their inventory, either of which could significantly decrease the amount or breadth of our inventory of available travel offerings. We will also depend on travel suppliers for advertising revenues.

- In addition to our relationships with travel suppliers, our business model relies on our relationships with licensees and computer reservations systems. Our license revenues are generated through new and existing travel agents.

- Adverse changes in any of these relationships could have a material adverse effect on our business, operating results and financial condition.

- A decline in commission rates or the elimination of commissions could hurt our business.

- A substantial majority of our online revenues depends on the commissions paid by travel suppliers for bookings made through our online travel service. Generally, we do not have written commission agreements with our suppliers. As is standard practice in the travel industry, we rely on informal arrangements for the payment of commissions. Travel suppliers are not obligated to pay any specified commission rate for bookings made through our websites. We cannot assure you that airlines, hotel chains or other travel suppliers will not reduce current industry commission rates or eliminate commissions entirely, either of which could have a material adverse effect on our business, operating results and financial condition.

     For example, in 1995, most of the major airlines placed a cap on per-ticket commissions payable to all travel agencies for domestic airline travel. In September 1997, the major United States airlines 9 reduced the commission rate payable to traditional travel agencies from 10% to 8%. In 1997, the major United States airlines reduced the commission rate payable for online reservations from 8% to 5%. In addition, since 1998, many airlines have implemented a zero commission of for domestic round trip ticket sales.

- Consumers, travel suppliers and advertisers may not accept our website as a valuable commercial tool which would harm our business.

- For us to achieve significant growth, travel agents, consumers, travel suppliers, and advertisers must accept our website as a valuable commercial tool. Consumers who have historically purchased travel products using traditional commercial channels, such as local travel agents and calling airlines directly must instead purchase these products through our website.

- Similarly, travel suppliers and advertisers will also need to accept or expand their use of our website. Travel suppliers will need to view our websites as an efficient and profitable channel of distribution for their travel products. Advertisers will need to view our website as effective ways to reach their potential customers.

- In order to achieve the acceptance of consumers, travel suppliers and advertisers contemplated by our business plan, we will need to continue to make substantial investments in our technology and brand. We cannot, however, assure you that these investments will be successful. Our failure to make progress in these areas will harm our business.

- Intense competition could reduce our market share and harm our financial performance.

- The markets for the products and services offered by us are intensely competitive. We compete with other online travel reservation services, traditional travel agencies, and travel suppliers offering their services. We also compete with many of the same parties and others in the licensing of technology to home based travel agents and corporate travel agencies.

- We compete with a variety of companies with respect to each product or service we offer. These competitors include: Internet travel agencies such as Expedia, Orbitz, and Travelocity; local, regional, and national and international traditional travel agencies;consolidators and wholesalers of airline tickets and other travel products, including online consolidators such as Cheaptickets.com, Hotwire and Priceline.com.; individual airlines, hotels, rental car companies, cruise operators and other travel service providers, some of which are suppliers to our websites; operators of travel industry reservation databases.

In addition to the traditional travel agency channel, many travel suppliers, including many suppliers with which we will do business, also offer their travel services as well as third- party travel services directly through their own websites. Suppliers also sell their own services directly to consumers, predominantly by telephone. As the market for online travel services grows, we believe that the companies involved in the travel services industry, including travel suppliers, traditional travel agencies and travel industry information providers, will increase their efforts to develop services that compete with our services by selling inventory from a wide variety of suppliers. We cannot assure you that our online operations will compete successfully with any current or future competitors.

Many of our competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we have and may enter into strategic or commercial relationships with larger, more established and better-financed companies. Some of our competitors may be able to secure services and products from travel suppliers on more favorable terms, devote greater resources to marketing and promotional campaigns and commit more resources to website and systems development than we are able to devote. In addition, the introduction of new technologies and the expansion of existing technologies may increase competitive pressures. Increased competition may result in reduced operating margins, as well as loss of market share and brand recognition. We cannot assure you that we will be able to compete successfully against current and future competitors. Competitive pressures faced by us could have a material adverse effect on our business, operating results and financial condition.

We believe that establishing, maintaining and enhancing the Joystar brand will be a critical aspect of our efforts to attract and expand our online traffic. The number of Internet sites that offer competing services, many of which already have well-established brands in online services or the travel industry generally, increases the importance of establishing and maintaining brand recognition. Promotion of the Joystar brand will depend largely on our success in providing a high-quality online experience supported by a high level of customer service. In addition, to attract and retain online users and to respond to competitive pressures, we intend to increase our spending substantially on marketing and advertising with the intention of expanding our brand recognition. However, we cannot assure you that these expenditures will be effective to promote our brand or that our marketing efforts generally will achieve our goals.

If we are unable to provide high-quality online services or customer support, if we fail to promote and maintain our brand or if we incur excessive expenses in these efforts, our business, operating results and financial condition would be materially adversely affected. If we are unable to introduce and sell new products and services, our business may be harmed.

We need to broaden the range of travel products and services and increase the availability of products and services that we offer in order to enhance our service. We will incur substantial expenses and use significant resources trying to expand the range of products and services that we offer. However, we may not be able to attract sufficient travel suppliers and other participants to provide desired products and services to our consumers. In addition, consumers may find that delivery through our service is less attractive than other alternatives. If we launch new products and services and they are not favorably received by consumers, our reputation and the value of the Joystar brand could be damaged.

Our relationships with consumers and travel suppliers are mutually dependent since consumers will not use a service that does not offer a broad range of travel services. Similarly, travel suppliers will not use a service unless consumers actively make travel purchases through it. We cannot predict whether we will be successful in expanding the range of products and services that we offer. If we are unable to expand successfully, our business, operating results and financial condition may be materially adversely affected. We may be unable to plan and manage our operations and growth effectively.

- Growth and our anticipated future operations will continue to place, a significant strain on our management, systems and resources. We will continue to increase the scope of our operations and the size of our workforce. In addition to needing to train and manage our workforce, we will need to continue to improve and develop our financial and managerial controls and our reporting systems and procedures. A failure to plan, implement and integrate these systems successfully could adversely affect our business.

- Our growth may increase our expense levels and the difficulties we face in managing our operations.

- Declines or disruptions in the travel industry, such as those caused by terrorism or general economic downturns, could reduce our revenues.

- We rely on the health and growth of the travel industry. Travel is highly sensitive to travel safety concerns, and thus declines may occur after acts of terrorism that affect the safety of travelers. The terrorist attacks of September 11, 2001 on the World Trade Center in New York City and the Pentagon in northern Virginia using hijacked commercial airliners resulted in bookings industry wide. The long-term effects of these events could include, among other things, a protracted decrease in demand for air travel due to fears regarding additional acts of terrorism, military responses to acts of terrorism and increased costs and reduced operations by airlines due, in part, to new security directives adopted by the Federal Aviation Administration. These effects, depending on their scope and duration which we cannot predict at this time together with any future terrorist attacks, could significantly impact our long-term results of operations or financial condition.

- In addition, travel is sensitive to business and personal discretionary spending levels and tends to decline during general economic downturns, which could also reduce our revenues. Other adverse trends or events that tend to reduce travel are likely to hurt our business. These may include:

     o Price escalation in the airline industry or other travel-related industries.

     o    Increased occurrence of travel-related accidents.

     o    Airline or other travel-related strikes.

     o    Political instability.

     o    Regional hostilities and terrorism.

     o    Bad weather

     o    Interruptions in service from third parties could hurt our business.

- We rely on third-party computer systems and third-party service providers, including the computerized central reservation systems of the airline, hotel and car rental industries to make airline ticket, hotel room and car rental reservations and credit card verifications and confirmations. Any interruption in these third-party services or deterioration in their performance could hurt our business. If our arrangement with any of these third parties is terminated, we may not find an alternate source of systems support on a timely basis or on commercially reasonable terms.

- Our success depends on maintaining the integrity of our systems and infrastructure.

- As our operations grow in both size and scope, domestically and later internationally, we will need to improve and upgrade our systems and infrastructure to offer an increasing number of travel agents, customers and travel suppliers enhanced products, services, features and functionality. The expansion of our systems and infrastructure will require us to commit substantial financial, operational and technical resources before the volume of business increases, with no assurance that the volume of business will increase. Travel agents, consumers and suppliers will not tolerate a service hampered by slow delivery times, unreliable service levels or insufficient capacity, any of which could have a material adverse effect on our business, operating results and financial condition.

- In this regard, our operations face the risk of systems failures. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins, earthquake and similar events. Business interruption insurance may not adequately compensate us for losses that may occur. The occurrence of a natural disaster or unanticipated problems at our leased facilities could cause interruptions or delays in our business, loss of data or render us unable to process reservations. In addition, the failure of our computer and communications systems to provide the data communications capacity required by us, as a result of human error, natural disaster or other operational disruption could result in interruption of our service. The occurrence of any or all of these events could adversely affect our reputation, brand and business.

- Rapid technological changes may render our technology obsolete or decrease the competitiveness of our services.

- To remain competitive, we must continue to enhance and improve the functionality and features of our website. The Internet and the online commerce industry are rapidly changing. If competitors introduce new services embodying new technologies, or if new industry standards and practices emerge, our existing website and proprietary technology and systems may become obsolete. Our future success will depend on our ability to do the following:

     o    Enhance our existing services.

     o Develop and license new services and technologies that address the increasingly sophisticated and varied needs of our prospective customers and suppliers.

     o Respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis

Developing our website and other proprietary technology entails significant technical and business risks. We may use new technologies ineffectively or we may fail to adapt our websites, transaction-processing systems and network infrastructure to customer requirements or emerging industry standards. If we face material delays in introducing new services, products and enhancements, our customers and suppliers may forego the use of our services and use those of our competitors.

The success of our business will depend on continued growth of online commerce and the Internet.

Our future revenues and profits depend upon the widespread acceptance and use of the Internet and online services as a medium for commerce. Rapid growth in the use of the Internet and online services is a recent phenomenon. This growth may not continue. A sufficiently broad base of consumers may not accept, or continue to use, the Internet as a medium of commerce. Demand for and market acceptance of recently introduced products and services over the Internet are subject to a high level of uncertainty.

The Internet has experienced, and is expected to continue to experience, significant growth in the number of users and amount of traffic. Our success will depend upon the development and maintenance of the Internet's infrastructure to cope with this increased traffic. This will require a reliable network backbone with the necessary speed, data capacity and security and the timely development of complementary products for providing reliable Internet access and services. Major online service providers and the Internet itself have experienced outages and other delays as a result of software and hardware failures and could face such outages and delays in the future. Outages and delays are likely to affect the level of Internet usage and the processing of transactions on our websites. In addition, the Internet could lose its viability because of delays in the development or adoption of new standards to handle increased levels of activity or of increased government regulation. The adoption of new standards or government regulation may require us to incur substantial compliance costs.

- Our business is exposed to risks associated with online commerce security and credit card fraud.

Consumer concerns over the security of transactions conducted on the Internet or the privacy of users may inhibit the growth of the Internet and online commerce. To transmit confidential information such as customer credit card numbers securely, we rely on encryption and authentication technology. Unanticipated events or developments could result in a compromise or breach of the systems we use to protect customer transaction data. Furthermore, our servers may also be vulnerable to viruses transmitted via the Internet. While we proactively check for intrusions into our infrastructure, a new and undetected virus could cause a service disruption.

Under current credit card practices, we may be held liable for fraudulent credit card transactions and other payment disputes with customers. A failure to control fraudulent credit card transactions adequately would adversely affect our business.

-    Our planned international operations will involve risks.

At some time in the future, we plan to operate in the United Kingdom, Germany, Canada, France, the Netherlands and Italy and may expand our operations to other countries. In order to achieve widespread acceptance in each country we enter, we believe that we must tailor our services to the unique customs and cultures of that country. Learning the customs and cultures of various countries, particularly with respect to travel patterns and practices, is a difficult task and our failure to do so could slow our growth in those countries. We will be subject to the normal risks of doing business internationally, as well as risks specific to Internet-based companies in foreign markets. These risks include:

     o Delays in the development of the Internet as a broadcast, advertising and commerce medium in international markets.

     o Difficulties in managing operations due to distance, language and cultural differences, including issues associated with establishing management systems infrastructures in individual foreign markets.

     o    Unexpected changes in regulatory requirements.

     o    Export and import restrictions.

     o    Tariffs and trade barriers and limitations on fund transfers.

     o    Difficulties in staffing and managing foreign operations.

     o    Potential adverse tax consequences.

     o    Exchange rate fluctuations.

- Increased risk of piracy and limits on our ability to enforce our intellectual property rights.

Any of these factors could harm our business. We may not elect to hedge our foreign currency exposures.

We may be found to have infringed on intellectual property rights of others which could expose us to substantial damages and restrict our operations.

We could be subject to claims that we have infringed the patents, copyrights or other intellectual property rights of others. In addition, we may be required to indemnify travel suppliers for claims made against them. Any claims against us could require us to spend significant time and money in litigation, delay the release of new products or services, pay damages, develop new intellectual property or acquire licenses to intellectual property that is the subject of the infringement claims. These licenses, if required, may not be available on acceptable terms or at all. As a result, intellectual property claims against us could have a material adverse effect on our business, operating results and financial condition.

-    Because our market is seasonal, our quarterly results will fluctuate.

- Our limited operating history and anticipated rapid growth will make it difficult for us to assess the impact of seasonal factors on our business. Nevertheless, we expect our business to be subject to seasonal fluctuations, reflecting seasonal trends for the products and services offered by our websites. For example, demand for travel bookings may increase in anticipation of summer vacations and holiday periods, but online travel bookings may decline with reduced Internet usage during the summer months. These factors could cause our revenues to fluctuate from quarter to quarter. Our results may also be affected by seasonal fluctuations in the inventory made available to our service by travel suppliers. Airlines, for example, typically enjoy high demand for tickets through traditional distribution channels for travel during holiday periods. As a result, during these periods, airlines may either have fewer inventories to offer through our service or available tickets may be less competitively priced. These same factors are expected to affect rental cars, hotels and other travel products and services.

- Our success depends in large part on the continuing efforts of a few individuals and our ability to continue to attract, retain and motivate highly skilled employees.

- We will depend substantially on the continued services and performance of our senior management, particularly William M. Alverson, our Chief Executive Officer and President. The loss of the services of any executive officers or other key employees could hurt our business.

- Our website will rely on intellectual property, and we cannot be sure that this intellectual property will be protected from copy or use by others, including potential competitors.

- We regard some of our content and technology as proprietary and will try to protect our proprietary technology by relying on trademarks, copyrights, trade secret laws and confidentiality agreements with consultants. In connection with our license agreements with third parties, we seek to control access to and distribution of our technology, documentation and other proprietary information. Even with all of these precautions, it is possible for someone else to copy or otherwise obtain and use our proprietary technology without our authorization or to develop similar technology independently. Effective trademark, copyright and trade secret protection may not be available in every country in which our services are made available through the Internet, and policing unauthorized use of our proprietary information is difficult and expensive. We cannot be sure that the steps we will take will prevent misappropriation of our proprietary information. This misappropriation could have a material adverse effect on our business. In the future, we may need to go to court to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. This litigation might result in substantial costs and diversion of resources and management attention.

- We plan to license from third parties, certain technologies incorporated into our website. As we introduce new services that incorporate new technologies, we may be required to license additional technology from third parties. We cannot be sure that these third-party technology licenses will continue to be available on commercially reasonable terms, if at all.

-    Critical Accounting Policies and Estimates

a) Revenue Recognition

We recognize agency revenues on hotel, cruise and car rental reservations at the earlier of notification of the amount of the commission from a commission clearinghouse or a supplier or on receipt of the commissions from an individual supplier. Override commissions are recognized each period based upon our projected and actual attainment of predetermined target sales levels. Where historical financial data is not available to project the target sales levels, we record the override commission upon receipt of the commission from the supplier.

Our merchant revenues are derived from transactions where we are the merchant of record and determine the price. We have agreements with suppliers for blocks of inventory that we sell and these sales generate the majority of our total merchant revenues. We do not have purchase obligations for unsold inventory. Recognition of merchant revenue occurs on the date the traveler uses the inventory, such as the date of airline departure or hotel stay.

b) Reserves

Accounting estimates are an integral part of the financial statements prepared by management and are based on management's current judgments. Those judgments are normally based on knowledge and experience about past and current events and on assumptions about future events.

We are potentially subject to a concentration of credit risk from our accounts receivable. Also, we record a reserve against the use of fraudulent credit cards on our Web sites and customer service related chargebacks.

- We are subject to other risks and uncertainties common to growing technology-based companies, including rapid technological change, growth and commercial acceptance of the Internet, dependence on third-party technology, challenges to patents, new service introductions and other activities of competitors, dependence on key personnel, international expansion, and limited operating history. In addition, we are subject to uncertainty caused by economic, political and transportation climates and events, such as the September 11, 2001 terrorist activities, which may impact future demand for the products and services that we sell.

Regulatory and legal uncertainties could harm our business.

The laws and regulations applicable to the travel industry affect us and our travel suppliers. We are subject to laws and regulations relating to the sale of travel services, including those prohibiting unfair and deceptive practices and those requiring us to register as a seller of travel, comply with disclosure requirements and participate in state restitution funds. In addition, many of our travel suppliers and computer reservation systems providers are heavily regulated by the United States and other governments. Our services are indirectly affected by regulatory and legal uncertainties affecting the businesses of our travel suppliers and computer reservation systems providers.

We are also subject to laws and regulations applicable to businesses generally and online commerce. Currently, few laws and regulations directly apply to the Internet and commercial online services. Moreover, there is currently great uncertainty about whether or how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet and commercial online services. It is possible that laws and regulations may be adopted to address these and other issues. Further, the growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws. New laws or different applications of existing laws would likely impose additional burdens on companies conducting business online and may decrease the growth of the Internet or commercial online services. In turn, this could decrease the demand for our products and services increase our cost of operations or otherwise hurt our business.

The market price for our common stock is likely to be highly volatile and subject to wide fluctuations in response to factors including the following:

     o    Actual or anticipated variations in our quarterly operating results.

     o Announcements of technological innovations or new services by us or our competitors.

     o    Changes in financial estimates by securities analysts.

     o    Conditions or trends in the Internet or online commerce industries.

     o Changes in the economic performance or market valuations of other Internet, online commerce or travel companies.

     o Announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments.

     o    Additions or departures of key personnel.

     o Release of lock-up or other transfer restrictions on our outstanding shares of common stock or sales of additional shares of common stock.

     o    Potential litigation

The market prices of the securities of Internet-related and online commerce companies have been especially volatile. Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of their stock, many companies have been the subject of securities class action litigation. If we were sued in a securities class action, it could result in substantial costs and a diversion of management's attention and resources and would adversely affect our stock price.

Future sales of substantial amounts of common stock in the public market could adversely affect prevailing market prices. Sales of substantial amounts of our common stock in the public market after the restrictions lapse could adversely affect the prevailing market price and impair our ability to raise equity capital in the future.

We will need to raise additional capital in order to remain competitive in the online travel services industry. This capital may not be available on acceptable terms, if at all.

We will not be able to fund our growth if we lack adequate resources. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our stockholders will be diluted. Any securities could have rights, preferences and privileges senior to those of the common stock.

Item 2.  DISCRIPTION OF PROPERTY
         -----------------------

The Company maintains its corporate offices in Irvine, California. The Company occupies 6,200 square fees pursuant to the lease agreement entered in June, 2003. The Company pays $1.10 per square foot. The lease agreement is for a term of one year with three one year options to extend the lease.

Item 3.  LEGAL PROCEEDINGS
         -----------------

In March, 2004, a former employee of Advanced Refrigeration Technologies, Inc. who was terminated in 2001 prior to the acquisition of Joystar, Inc. filed a lawsuit against the Company for breach of contract, among other causes of action relating to the exercise of the options claimed by the plaintiff. The plaintiff is seeking specific performance and other damages. The Company considers the basis of the lawsuit without merit and intends to defend it vigorously.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2003.

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         -----------------------------------------------------------------
         Matters
         -------

Advanced Refrigeration Technologies, Inc., common stock trades under the symbol ARGT on the NASD Over The Counter Bulletin Board (OTCBB). There were 81 shareholders of record as of December 31, 2003. The price of the Company's common stock as of DECEMBER 31, 2003 WAS $2.00 (OPEN) AND $2.20 (CLOSE).

THE COMPANY'S HIGH AND LOW CLOSING BID AND CLOSE INFORMATION FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003 IS LISTED BELOW AS PROVIDED BY THE NASD OTC BULLETIN BOARD. QUOTATIONS REFLECT INTER-DEALER PRICES, WITHOUT RETAIL MARK-UP, MARKDOWN, OR COMMISSION AND MAY NOT REPRESENT ACTUAL TRANSACTIONS.

         -------------- ------------ ------------ ------------ ------------
         DATE           OPEN         HIGH         LOW          CLOSE
         -------------- ------------ ------------ ------------ ------------
         JAN-03         0.01         0.01         0.01         0.01
         -------------- ------------ ------------ ------------ ------------
         FEB-03         0.01         0.01         0.01         0.01
         -------------- ------------ ------------ ------------ ------------
         MAR-03         0.01         0.07         0.01         0.02
         -------------- ------------ ------------ ------------ ------------
         APR-03         0.02         0.04         0.01         0.04
         -------------- ------------ ------------ ------------ ------------
         MAY-03         0.03         0.03         0.03         0.03
         -------------- ------------ ------------ ------------ ------------
         JUN-03         0.03         1.00         0.03         0.68
         -------------- ------------ ------------ ------------ ------------
         JUL-03         0.68         0.68         0.40         0.55
         -------------- ------------ ------------ ------------ ------------
         AUG-03         0.55         2.35         0.55         2.10
         -------------- ------------ ------------ ------------ ------------
         SEP-03         2.08         2.40         1.05         1.80
         -------------- ------------ ------------ ------------ ------------
         OCT-03         1.80         2.05         1.60         1.90
         -------------- ------------ ------------ ------------ ------------
         NOV-03         1.90         2.00         1.55         2.00
         -------------- ------------ ------------ ------------ ------------
         DEC-03         2.00         2.25         1.35         2.20
         -------------- ------------ ------------ ------------ ------------

The Company has not paid any cash dividends since its inception and does not contemplate paying any in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of the Company's business.

Sales of Unregistered Securities

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

During the quarter ended September 30, 2003, the Company approved various employment and consulting agreements and the issuances of common stock and options to issue the Company's common stock for services to the Company pursuant to such agreements. See Financial Statements. None of the shares or options issuable pursuant to the above agreements were issued in the quarter ended September 30, 2003. None of the above options are issuable under the Company's 2003 Equity Compensation Plan.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION
         ---------------------------------------------------------

The information contained in this section has been derived from our consolidated financial statements and should be read together with our consolidated financial statements and related notes included elsewhere in this annual report. The discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those expressed or implied in these forward-looking statements as a result of various factors, including those set forth at the end of this section under "Factors That May Impact Our Results of Operations".

Overview

Agency revenues are derived from airline ticket transactions, hotel, cruise, vacation packages, and car rental reservations. Although it is customary in the travel industry, absent a contractual arrangement with us, travel suppliers are not obligated to pay any specified fees rate for supplies or bookings made through our agency and website. Also customary, in the travel industry certain suppliers will pay us override commission compensation typically related to achieving specific performance targets.

We recognize agency revenues on air transactions when the reservation is made and secured by a credit card. We recognize agency revenues on hotel, cruise, and car rental reservations on receipt of the commission. Override commissions are recognized each period based upon our projected and actual attainment of predetermined target sales levels. We record the override commission upon receipt of the commission from the supplier.

Our merchant revenues are derived from transactions where we are the merchant of record and determine the price. We access hotel suppliers and air consolidators for blocks of inventory that we sell and these sales generate the majority of our total merchant revenues. We do not have purchase obligations for unsold inventory. Recognition of merchant revenue occurs on the date the traveler uses the inventory (e.g., the date of airline departure or hotel stay)

We also sell travel services through other websites and distribution channels. We offer co-branded online travel businesses that supply Joystar services and inventory to certain third party websites. When a customer books travel on a Joystar co-branded site, we collect the revenue and pay the third party a transaction fee for each sale generated through the partners' websites.

We have applied the accounting methodology and revenue presentation required by Emerging Issues Task Forces (EITF) Issue No. 99-19, reporting Revenue Gross as a Principal versus Net as an Agent. All merchant transactions are recorded at the net amount, which is the amount charged to the customer less the amount paid to the supplier. Recognition of merchant revenue occurs on the date of the traveler's flight or stay.

We derive revenues from annual membership fees from our growing network of Independent Travel Agents and from the sales of advertisements on our websites. We generally recognize advertising and membership revenues ratably over the membership or advertising period, depending on the terms of the contract. Fees from the licensing of our software are another source of revenues. The fixed portion of these license fees are recognized ratably over the lives of the contracts. Transaction-based fees are recognized when the relevant transactions occur.

The costs of agency revenues and membership consist primary of fees paid to our fulfillment vendors for customer service and reserves and related payments for travel products purchased with fraudulent credit cards, fees paid to our licensing partners for use of their computer reservation and information services system and allocated and direct internal costs for the operation of our data center and call center. The costs of membership revenues consist of credit card merchant fees and allocated and direct costs for the operation of our data center and the internal and direct costs of operating the call centers.

Our direct production development expenses consist primarily of compensation for personnel and development and maintenance of our websites, including enhancements to and maintenance of the sites. Our direct sales and marketing expenses consist of advertising, distribution and public relations expenses as well as personnel-related costs. Our distribution activities relate to associate marketing agreements with internet websites. Our direct general and administrative expenses consist primarily of compensation for personnel to support functions such as finance, legal, and human resources.

Our revenues are impacted by the seasonality of the travel industry. Traditional leisure travel supplier and agency bookings typically are highest in the first two calendar quarters of the year as consumers plan and purchase their spring and summer travel and then the number of bookings flattens in the last two calendar quarters of the year. Our growth should show seasonal trends, however, with the highest sequential revenue growth occurring the first calendar quarter and then slowing in the remaining three quarters of each year. Growth will be driven by the continuing shift by customers from offline travel planning to online planning and our continued market share growth.

Our business is dependent on the health and growth of the travel industry. Travel is highly sensitive to traveler safety concerns, and thus declines after acts of terrorism that affect the safety of travelers. The terrorist attacks of September 11, 2001, resulted in a decrease in new travel bookings worldwide and may reduce our revenues in future quarters. The long-term effects of these events could include, among other things, a protracted decrease in demand for air travel due to fears regarding additional acts of terrorism, military responses to acts of terrorism and increased costs and reduced operations by airlines due, in part, to new security directives adopted by the Federal Aviation Administration. These effects, depending on their scope and directives, which we cannot predict at this time, together with any future terrorist attacks, could significantly impact our long-term results of operations or financial condition.

In July 2003, our Board of Directors and majority shareholder approved a name changed from "Advanced Refrigeration Technologies, Inc." to "Joystar, Inc."

RESULTS OF OPERATIONS

The Company has been in the development stage since its inception.

Revenues for the year ended December 31, 2003 increased to $43,170 from $6,263 for the year ended December 31, 2002. The increase of $36,907, 589% is due to increased sales effort.

Marketing and sales expenses for the year ended December 31, 2003 increased to $400,868 from $122,418 for the year ended December 31, 2002. The increase of $278,450, 227% is due primarily to the increased use of independent contractors $142,500, increased sales and marketing materials $56,100, increased telephone use for tele-marketing activities $15,400 and additional printing and reproduction expenses $12,800.

General and Administrative expenses for the year ended December 31, 2003 increased to $655,535 from $190,518 for the year ended December 31, 2002. The increase of $465,017, 244% is due primarily to the increased salaries and wages $309,000, increased legal and accounting expenses related to the merger of Joystar, Inc. $59,300, increased insurance expense $12,000 and an increase in all other general and administrative expenses of $80,000.

Interest expense for the year ended December 31, 2003 increased to $5,644. There was no interest incurred in the year ended December 31, 2002. The increase was due to the necessity for the Company to borrow operating funds.

Net loss for the year ended December 31, 2003 increased to $1,018,877 from $306,673 for the year ended December 31, 2002. The increase in loss $712,204, 232% was primarily due to the increased expenses detailed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a cash balance of $136,319 at December 31, 2003 as compared to $5,025 at December 31, 2002.

The Company had negative working capital at December 31, 2003. The Company has been able to raise sufficient capital to continue operations by selling stock. In 2002 the Company raised $105,000 and in 2003, a total of $673,800. The Company has funded certain expenses by issuing shares for compensation and services. During the year ended 2003 the Company issued 3,453,571 shares valued at $1,098,728, of which $204,478 were for current year expenses and $894,250 were deferred to future year expenses.

Item 7. FINANCIAL STATEMENTS
        --------------------

The consolidated financial statements of the Company required to be included in
Item 7 are listed in this index, and follow this page:

         Report of Independent Certified Public Accountant            F-1

         Financial Statements
           Consolidated Balance Sheets                                F-2
           Consolidated Statements of Operations                      F-3
           Consolidated Statement of Shareholders' Equity             F-4
           Consolidated Statements of Cash Flows                      F-5
           Notes to Consolidated Financial Statements                 F-6

                           INDEPENDENT AUDITORS REPORT

To the Board of Directors of Advanced Refrigeration Technologies, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Advanced Refrigeration Technologies, Inc. and Subsidiary (formerly known as Solutions Resource, Inc. and a development stage company) as of December 31, 2003 and 2002 and the related statements of operations, shareholders' equity (deficit) and cash flows for the years then ended and for the period from inception (May 23, 2001) through December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanced Refrigeration Technologies, Inc. and Subsidiary as of December 31, 2003 and 2002, and the results of its operations and cash flows for the years then ended and for the period from inception (May 23, 2001) through December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed further in Note 3, the Company has been in the development stage since its inception ( May 23, 2001) and continues to incur significant losses. The Company's viability is dependent upon its ability to obtain future financing and the success of its future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MENDOZA BERGER & COMPANY, LLP

March 24, 2004
Irvine, California

                  ADVANCED REFRIGERATION TECHNOLOGIES, INC. & SUBSIDIARY
                               (A DEVELOPMENT STAGE COMPANY)
                                CONSOLIDATED BALANCE SHEETS
----------------------------------------------------------------------------------------------

                                          ASSETS

                                                                   DECEMBER 31,   DECEMBER 31,
                                                                      2003           2002
                                                                   ------------   ------------

Current assets:
    Cash                                                           $   136,319    $     5,025
    Other receivables                                                    2,000             --
    Prepaid expenses                                                     8,042             --
                                                                   ------------   ------------
     Total current assets                                              146,361          5,025
                                                                   ------------   ------------

Property and equipment, net                                             22,690          2,406
                                                                   ------------   ------------

     Total assets                                                  $   169,051    $     7,431
                                                                   ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Accounts payable                                               $   132,198    $     9,718
    Accrued salaries and payroll taxes                                 198,474         81,811
    Accrued rent                                                        35,000         54,000
    Loans from shareholder                                              83,795         62,577
                                                                   ------------   ------------

     Total current liabilities                                         449,467        208,106
                                                                   ------------   ------------

Commitments and contingency                                                 --             --

Stockholders' equity:
    Preferred stock (no par value) 10,000,000 shares authorized;
       none issued                                                          --             --
    Common Stock, no par value, 50,000,000 shares authorized;
      21,051,277 and 16,785,667 shares issued and outstanding at
      December 31, 2003 and December 31, 2002, respectively          1,895,241        122,713
    Stock issued for deferred compensation                            (894,250)            --
    Stock subscribed not issued, 118,667 shares                        176,800             --
    Deficit accumulated during development stage                    (1,458,207)      (323,388)
                                                                   ------------   ------------

     Total stockholders' (deficit)                                    (280,416)      (200,675)
                                                                   ------------   ------------

     Total liabilities and stockholders' equity                    $   169,051    $     7,431
                                                                   ============   ============

   The accompanying notes to financial statements are an integral part of these statements

                                            F-2

                       ADVANCED REFRIGERATION TECHNOLOGIES, INC. & SUBSIDIARY
                                    (A DEVELOPMENT STAGE COMPANY)
                                CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------------------------

                                                                                 CUMULATIVE AMOUNTS
                                                                                   FROM INCEPTION
                                                  FOR THE YEAR     FOR THE YEAR    (MAY 23, 2001)
                                                      ENDED            ENDED          THROUGH
                                                   DECEMBER 31,     DECEMBER 31,    DECEMBER 31,
                                                      2003             2002             2003
                                                 --------------   --------------   --------------

Income:
     Travel agent program                        $      43,170    $       6,263    $      49,433
                                                 --------------   --------------   --------------

Operating expenses:
    General and administrative                         655,535          190,518          862,768
    Marketing and sales                                400,868          122,418          523,286
                                                 --------------   --------------   --------------

Total operating expenses                             1,056,403          312,936        1,386,054
                                                 --------------   --------------   --------------

Loss from operations before interest and taxes      (1,013,233)        (306,673)      (1,336,621)
                                                 --------------   --------------   --------------
Interest                                                 5,644               --            5,644
Provision for taxes                                         --               --               --
                                                 --------------   --------------   --------------

Net loss                                         $  (1,018,877)   $    (306,673)   $  (1,342,265)
                                                 ==============   ==============   ==============

Loss per share                                   $       (0.06)   $       (0.02)
                                                 ==============   ==============

Weighted average number of common
  shares outstanding                                18,106,979       16,822,686
                                                 ==============   ==============

      The accompanying notes to financial statements are an integral part of these statements

                                                 F-3

                                 ADVANCED REFRIGERATION TECHNOLOGIES, INC. & SUBSIDIARY
                                              (A DEVELOPMENT STAGE COMPANY)
                                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                                    FROM INCEPTION MAY 23, 2001 TO DECEMBER 31, 2003
---------------------------------------------------------------------------------------------------------------------------------

                                                  COMMON STOCK
                                            ---------------------------
                                                                                                         Deficit
                                                                         Stock issued      Stock       Accumulated      Total
                                                                             for         Subscribed    During the    Stockholders'
                                             Number of                     Deferred         not        Development      Equity
                                               Shares        Amount      Compensation      Issued        Stage         (Deficit)
                                            ------------   ------------  ------------   ------------  ------------   ------------

Balance at inception - May 23, 2001                  --    $        --   $        --    $        --   $        --    $        --

Stock issued for services                    16,715,000         16,715            --             --            --         16,715

Net loss                                             --             --            --             --       (16,715)       (16,715)
                                            ------------   ------------  ------------   ------------  ------------   ------------
Balance at December 31, 2001                 16,715,000         16,715            --             --       (16,715)            --

Stock issued various dates for cash
 at $1.50 per share                              70,667        105,998            --             --            --        105,998

Net loss                                             --             --            --             --      (306,673)      (306,673)
                                            ------------   ------------  ------------   ------------  ------------   ------------
Balance at December 31, 2002                 16,785,667        122,713            --             --      (323,388)      (200,675)

Shares canceled by majority
 shareholder                                 (3,000,000)            --            --             --            --             --

Stock issued various dates
 for cash at $1.50 per share                     94,932        142,300            --             --            --        142,300
                                            ------------   ------------  ------------   ------------  ------------   ------------
Balance June 11, 2003 date of
 acquisition of Joystar, Inc. shares
 in a reverse merger                         13,880,599        265,013            --             --      (323,388)       (58,375)

Cancel Joystar shares                       (13,880,599)            --            --             --            --             --

Advanced Refrigeration shares
 outstanding at June 11, 2003                 3,322,840             --            --             --            --             --

Issue Advanced Refrigeration
 Technologies, Inc. shares                   13,880,599             --            --             --      (115,942)      (115,942)

Stock issued pursuant to the stock
 option plan June 11, 2003 at
 market value of stock $0.03 per
 share                                          810,000         24,300            --             --            --         24,300

Stock issued for services                       215,000         15,000            --             --            --         15,000

Stock issued for past and future
 compensation                                 2,400,000      1,008,000            --             --            --      1,008,000

Future compensation deferred until earned            --             --      (894,250)            --            --       (894,250)

Stock issued various dates for cash
 at between $0.50 and $1.50 per share           394,267        531,500            --             --            --        531,500

Stock issued for services                        28,571         51,428            --             --            --         51,428

Stock subscribed not issued 118,667 shares           --             --            --        176,800            --        176,800

Net loss                                             --             --            --             --    (1,018,877)    (1,018,877)
                                            ------------   ------------  ------------   ------------  ------------   ------------

Balance at December 31, 2003                 21,051,277    $ 1,895,241   $  (894,250)   $   176,800   $(1,458,207)   $  (280,416)
                                            ============   ============  ============   ============  ============   ============

                     The accompanying notes to financial statements are an integral part of these statements

                                                           F-4

                       ADVANCED REFRIGERATION TECHNOLOGIES, INC. & SUBSIDIARY
                                    (A DEVELOPMENT STAGE COMPANY)
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------------------------------

                                                                                     CUMULATIVE AMOUNTS
                                                                                       FROM INCEPTION
                                                      FOR THE YEAR     FOR THE YEAR    (MAY 23, 2001)
                                                         ENDED            ENDED           THROUGH
                                                      DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
                                                          2003             2002            2003
                                                     --------------   --------------   --------------

Cash flows from operating activities:
   Net loss                                          $  (1,018,877)   $    (306,673)   $  (1,342,265)

Adjustments to reconcile net loss to net
 cash used in operating activities:
      Depreciation                                           2,608               --            2,608
      Stock issued for services                            204,478               --          221,193
Changes in assets and liabilities:
    Increase in prepaid expenses                            (8,042)              --           (8,042)
    Increase in other receivables                           (2,000)              --           (2,000)
    Increase in accounts payable                           122,480            9,718          132,198
    Increase in accrued salaries and payroll taxes         116,663           81,811          198,474
    Increase (decrease) in accrued rent expense            (19,000)          54,000           35,000
                                                     --------------   --------------   --------------

       Net cash used by operations                        (601,690)        (161,144)        (762,834)
                                                     --------------   --------------   --------------

Cash flows from investing activities:
    Acquisition of property and equipment                  (22,892)          (2,406)         (25,298)
                                                     --------------   --------------   --------------

        Net cash used by investing activities              (22,892)          (2,406)         (25,298)
                                                     --------------   --------------   --------------

Cash flows from financing activities:
    Loans from shareholders - net                           21,218           62,577           83,795
    Issuance of common stock                               673,800          105,998          779,798
    Stock subscribed not issued                            176,800               --          176,800
    Payment of debt assumed in reverse acquisition        (115,942)              --         (115,942)
                                                     --------------   --------------   --------------

        Net cash provided by financing activities          755,876          168,575          924,451
                                                     --------------   --------------   --------------

Net increase in cash                                       131,294            5,025          136,319

Cash, beginning of period                                    5,025               --               --
                                                     --------------   --------------   --------------

Cash, end of period                                  $     136,319    $       5,025    $     136,319
                                                     ==============   ==============   ==============

SUPPLEMENTAL DISCLOSURE OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES:
    Issuance of stock for services                   $     204,478    $      16,715    $     221,193
                                                     ==============   ==============   ==============

      The accompanying notes to financial statements are an integral part of these statements

                                                 F-5

             ADVANCED REFRIGERATION TECHNOLOGIES, INC. & SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
         AND CUMULATIVE FROM INCEPTION MAY 23, 2001 TO DECEMBER 31, 2003
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION
   ---------------------

         On June 11, 2003, Advanced Refrigeration Technologies, Inc. a California corporation (" the Company") acquired all of the issued and outstanding common stock of Joystar, Inc., a Nevada corporation ("Joystar") in exchange for the issuance by the Company of a total of 13,880,599 newly issued restricted shares of common voting stock to the Joystar shareholders pursuant to the Agreement an Plan of Reorganization dated as of June 10, 2003. Prior to the issuance of the shares, the Company had 3,322,840 shares of common stock issued and outstanding. Subsequent to the exchange there were 17,203,439 shares issued and outstanding. The shareholders of Joystar own 81% of the common stock outstanding of the Company after the issuance of the 13,880,599 shares.

         The acquisition of Joystar by the Company on June 11, 2003 has been accounted for as a purchase and treated as a reverse acquisition since the former owners of Joystar controlled 81% of the total shares of Common Stock outstanding of the Company immediately following the acquisition.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   ------------------------------------------

         PRINCIPLES OF CONSOLIDATION
         ---------------------------

         The consolidated financial statements include the accounts of the Company, and its wholly owned subsidiary Joystar, Inc.. All material inter-company balances and transactions have been eliminated in consolidation.

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

         PROPERTY AND EQUIPMENT
         ----------------------

         Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful life of the assets, which is three to seven years for furniture and equipment and three years for computer equipment.

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

         RECLASSIFICATIONS
         -----------------

         Certain amounts in the prior period presented have been reclassified to conform to the current period financial statement presentation. These reclassifications have no effect on previously reported change in accumulated deficit.

3. GOING CONCERN
   -------------

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

4. PROPERTY AND EQUIPMENT
   ----------------------

         Property and equipment consist of the following:

                                            DECEMBER 31, 2003  DECEMBER 31, 2002
                                            -----------------  -----------------

         Office furniture                    $       11,900     $        1,864
         Computers                                   13,398                542
                                             ---------------    ---------------

                                                     25,298              2,406
         Less: accumulated depreciation               2,608                 --
                                             ---------------    ---------------

                                             $       22,690     $        2,406
                                             ===============    ===============

5. CAPITAL STOCK
   -------------

         COMMON STOCK
         ------------
         On November 2, 2001, the Company issued 16,715,000 (post-forward-split) restricted shares of common stock at $0.001 per share totaling $16,715 for services rendered in connection with the start up of the Company.

         At various dates in 2002, the Company issued for cash of $105,998, 70,667 shares of common stock at $1.50 per share through a private placement, pursuant to provisions of Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D.

         At various dates in 2003, the Company issued for cash of $673,800, 489,199 shares of common stock at $0.50 to $1.50 per share through a private placement, pursuant to provisions of Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D.

         Subsequent to year end, the Company issued 62,000 shares of common stock for cash of $93,000 and 20,000 shares of common stock in exchange for services rendered in the amount of $30,000 which is $1.50 per share.

         COMMON STOCK SPLIT
         ------------------
         On November 1, 2001, the Board of Directors of the Company approved a forward stock split of the Company's common stock at a ratio of 1,000 for 1. All references in the accompanying financial statements to the number of common stock and per share amounts reflect the stock split.

         STOCK CANCELED
         --------------
         A majority shareholder, William M. Alverson, canceled 3,000,000 shares of stock in anticipation of the acquisition of Advanced Refrigeration Technologies, Inc on June 11, 2003.

         STOCK ISSUED IN REVERSE MERGER JUNE 11, 2003
         --------------------------------------------
         The Company acquired all of the issued and outstanding common stock of Joystar, Inc., a Nevada corporation ("Joystar") in exchange for the issuance by the Company of a total of 13,880,599 newly issued restricted shares of common voting stock dated as of June 10, 2003.

         STOCK ISSUED UNDER STOCK OPTION PLAN AND FOR PAYMENT OF SERVICES
         ----------------------------------------------------------------
         The Company issued 810,000 shares of common stock pursuant to the Company's Stock Option Plans on June 11, 2003 valued at the market price of the stock on that date $0.03.

         The Company issued 215,000 shares of common stock in payment of invoices for professional services of $15,000 in June, 2003.

         On July 30, 2003 the Company entered into a two and three year employment Agreement with two employees. The agreement provided for 100,000 and 300,000 Shares of restricted common stock to be issued. The value of the compensation was based on the stock price on the agreement date of $0.42, a total $168,000. The Company issued the 400,000 shares November 14, 2003 and recorded compensation expense of $33,173 for period ended December 31, 2003 and deferred compensation of $141,750.

         On July 30, 2003 the Company entered into a four-year employment agreement for a Vice President of Business Development. The agreement provides for 2,000,000 shares of restricted Common stock to be issued. The value of the compensation was based on the stock price on the agreement date of $0.42, a total of $840,000. The Company issued the 2,000,000 shares November 14, 2003 and recorded compensation expense of $87,500 for period ended December 31, 2003 and deferred compensation of $752,500.

         On November 11, 2003 the Company issued 28,571 common shares of restricted stock for services valued at the closing market price of the Company's stock on that date of $1.80, or $51,428.

6. RELATED PARTY TRANSACTIONS
   --------------------------

         The Company received loans in the amount of $80,570 and $5,000 from two shareholders. The $80,570 bears interest at 10% and is evidenced by a note payable to the shareholder and can be converted to common stock at $1.50 per share. The $5,000 bears interest at 10%, but is not evidenced by a note.

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

         On June 11, 2003 the Company granted and issued a total of 810,000 shares under the 2000 and 2002 stock compensation plans for services to the Company. The valuation of the shares issued were at the market price on the Grant date of $0.03, or $24,300.

8. INCOME TAXES
   ------------

         The components of the deferred tax asset is as follows:

                                           DECEMBER 31, 2003   DECEMBER 31, 2002
                                           -----------------   -----------------
         Deferred tax assets:
           Net operating loss carry-forward  $     530,000       $     128,000

         Less: valuation allowance                (530,000)           (128,000)
                                             --------------      --------------

         Net deferred tax assets             $          --       $          --
                                             ==============      ==============

         The Company's operations are headquartered in the State of California and are subject to California state income taxes. The Company had available approximately 1,328,000 and $323,000 of unused Federal and State net operating loss carry-forwards at December 31, 2003 and December 31, 2002, respectively that may be applied against future taxable income. These net operating loss carry-forwards expire through 2022 for Federal purposes. There is no assurance that the Company will realize the benefit of the net operating loss carry-forwards.

         SFAS No. 109 requires a valuation allowance to be recorded when it is more likely that some or all of the deferred tax assets will not be realized. At December 31, 2002 and 2001, valuations for the full amount of the net deferred tax asset were established due to the uncertainties as to the amount of the taxable income that would be generated in future years.

         Reconciliation of the differences between the statutory tax rate and the effective income tax rate is as follows:

                                                DECEMBER 31, 2003  DECEMBER 31, 2002
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
                                                =================  =================

9. COMMITMENTS AND CONTINGENCY
   ---------------------------

         LEGAL PROCEEDINGS
         -----------------

         In March, 2004 a former employee of the Company who was terminated prior to the acquistion of Joystar, filed a lawsuit for breach of contract and specific performance relating to the exercise of options, among other causes of action. The Company considers the basis of the lawsuit without merit and intends to vigorously defend itself.

         OPERATING LEASE
         ---------------

         The Company leases office space under an operating lease, which expires in April of 2004. As of December 31, 2003, future minimum lease payments for 2004 are $18,000.

         Rental expense was $47,000 and $54,000 for the years ended December 31, 2003 and 2002, respectively

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        ---------------------------------------------------------------
        FINANCIAL MATTERS
        -----------------

         There have been no change in auditors nor disagreements on accounting and financial matters with the auditors and accountants.

Item 8-A. CONTROLS AND PROCEDURES
          -----------------------

         The Company has disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended) to ensure that material information contained in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely and accurate basis. The Company's principal executive officer and principal financial officer have reviewed and evaluated the Company's disclosure controls and procedures within 90 days prior to the filing date of this report. Based on such evaluation, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective at ensuring that material information is recorded, processed, summarized and reported on a timely and accurate basis in the Company's filings with the Securities and Exchange Commission. Since such evaluation there have not been any significant changes in the Company's internal controls, or in other factors that could significantly affect these control.

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         -------------------------------------------------------------
         Compliance with Section 16(a) of the Exchange Act
         -------------------------------------------------

The Directors and Executive Officers of the Company, and their ages, are as follows:

Name                      Age           Position
----                      ---           --------

William Alverson           39           Director, Chief Executive Officer and
                                        Chief Financial Officer

Katherine West             34           Director and Executive Vice President

William M. Alverson, Chief Executive Officer, Chief Financial Officer and Director. Mr. Alverson has been an officer and director of the Company since its inception. Mr. Alverson has spent the last fifteen years working in the financial and travel services industries. He began his career as a financial advisor at American Express. He also served as Chairman and Chief Executive Officer at a financial services firm where he guided private companies through their first rounds of financing and public listings. In 1995, Mr. Alverson founded and served as Chairman and CEO of Travelmax, Inc. Under his leadership, that company grew from seven to 220 employees handling the back office support to over 44,000 travel agents nationwide. Since then he has been active in financing and consulting to both private and public companies including Baby Genius, Inc. and FreeRealTime.com. He is married to Katherine West, the co-founder of the Company.

Katherine West, Executive Vice President and Director. West has been the Officer and Director of the Company since the inception of Joystar, Inc. Mrs. West supervises the Vice President of Agent Services and Vice President of Travel Services. Additionally, she is responsible for the day to day management and supervision of customer service, human resources, accounting, budget, payroll and contracts. Mrs. West began her management career in the travel industry in 1989 with Thrifty Car Rental where she was responsible for the franchise's operations, reporting, forecasting, and accounting & tax preparation. From 1992 to 1996 she held the position of Senior Account Executive with Metromedia Communications, Inc. During her career with the telecom giant, she consistently exceeded revenue targets with a primary focus on small to mid-sized businesses and trade associations. She is married to William M. Alverson, the founder of the Company.

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

Based solely upon a review of copies of such reports furnished to the Company during its fiscal year ended December 31, 2003 and thereafter, the Company believes that, during the Company's 2003 fiscal year, all Section 16(a) filing requirements applicable to the Company's reporting persons were complied with, however, some of the reports may have been filed late. The Company does not know if all the former officers and directors of the Company complied with the requirements of Section 16(a).

Item 10. Executive Compensation
         ----------------------

The following table sets forth all compensation awarded or paid by the Company to its Chief Executive Officer and all other executive officers for services rendered during the fiscal year ended December 31, 2003 and the fiscal year December 31, 2002.

Summary Compensation Table

                                                                   Awards
                                                                   ------
                                                Annual                         Other
Name and Position                   Year        Salary        Bonus        Compensation
-----------------------------------------------------------------------------------------
William Alverson                   2003         120,000
CEO and CFO                        2002          46,000

Katherine West                     2003          60,000
Executive VP                       2002          35,000

Rick R. McEwan                      2001          8,000         -0-             -0-
former President(1)                 2002         18,000         -0-             -0-

Allan E. Schrum                     2001          2,000         -0-             -0-
former Vice President
Engineering (1)                     2002          4,500         -0-             -0-

David J. Kimber                     2001         52,000         -0-             -0-
former Vice President/
Marketing  (until 5/2002)

Clare C. Schrum                     2001          6,000         -0-             -0-
former Secretary,
Chief Financial Officer (1)         2002         13,500         -0-             -0-

(1) Until June, 2003

The following table sets forth for each of the named executives certain information concerning stock and stock options granted during fiscal 2003.

----------------------------------------------------------------------------------------------
Name and Position      Number of Securities  % of Total Options
                           Underlying            Granted to      Exercise Price   Expiration
                            Options               Employees         per Share        Date
----------------------------------------------------------------------------------------------

William M. Alverson        300,000                  37%               $0.03      June 11, 2003

Katherine West             150,000                 18.5%              $0.03      June 11, 2003

Item 11. Securities Ownership of Certain Beneficial Owners and Management
         ----------------------------------------------------------------

The following table sets forth certain information regarding the beneficial ownership of the shares of Common Stock of the Company as of March 31, 2004, by
(i) each person who is known by the Company to be the beneficial owner of more than five percent (5%) of the issued and outstanding shares of common stock,
(ii) each of the Company's directors and executive officers, and (iii) all directors and executive officers as a group.

                                                          Percent of
                                     Number of            Outstanding
        Name and Address            Voting Shares        Voting Shares
        ----------------            -------------        -------------

     William M. Alverson             12,820,000 (1)          60.57%
     Director, President
     CFO & Secretary
     5 Whatney
     Irvine, CA 92618

     Katherine T. West               12,820,000 (2)          60.57%
     Director
     5 Whatney
     Irvine, CA 92618

     Tydus Richards                   2,000,000 (3)           9.45%
     5 Whatney
     Irvine, CA 92618

     Rick McEwan                         -0-
     Former Officer & Director

     Allan E. Schrum                     -0-
     Former Director & Officer

     Clare C. Schrum                     -0-
     Former Officer

     All directors and officers      12,820,000              60.57%
     as a group (2 persons)

(1) Includes 2,000,000 shares of common stock held by Katherine T. West with respect to which shares Mr. Alverson, her husband, disclaims beneficial ownership.

(2) Includes 10,820,000 shares of common stock held by William Alverson with respect to which shares Ms. West, his wife, disclaims beneficial ownership.

(3) Mr. Richards is an employee of the Company. Mr. Richards' shares were issued pursuant to an employment agreement by and between him and the Company (the "Agreement"). The share certificate was issued to Mr. Richards for 2,000,000 shares of common stock includes a restrictive legend indicating that Mr. Richards is entitled to the shares pursuant to the terms. The 2,000,000 shares will be deemed earned and fully paid for upon the completion of the term of the Agreement.

The Company had 21,163,277 shares of common stock issued and outstanding as of March 31, 2004. The Company had 82 shareholders as of March 31, 2004.

Item 12. Certain Relationships and Related Transactions
         ----------------------------------------------

         There have been no transactions since the beginning of fiscal year 2003 or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, and in which any of the officers, or directors, or holders of over 5% of the Company's stock have or will have any direct or indirect material interest other than as disclosed in Note 6 to the Financial Statements. The Company does not currently have any policy toward entering into any future transactions with related parties.

                                     PART IV

Item 13. Exhibits and Reports On Form 8-K
         --------------------------------

       (a) Exhibits     Exhibit No.        Description
           --------     -----------        -----------
                        Exhibit 14.1    CODE OF BUSINESS CONDUCT AND ETHICS

                        Exhibit 14.2 CODE OF BUSINESS ETHICS FOR CEO AND SENIOR FINANCIAL OFFICERS

                        Exhibit 31 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT
                                        TO SECTION 302 OF THE SARBANES-OXLEY ACT

                        Exhibit 32 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO
                                        SECTION 906 OF THE SARBANES-OXLEY ACT

         (b) Reports on Form 8-K. No reports on Form 8-K were filed during the fourth quarter ended December 31, 2003.

Item 14. Principal Fees and Services.
         ----------------------------

         Set forth below are fees paid to the Company's independent accountants for the past two years for the professional services performed for the Company.

         Audit Fees: During 2003 and 2002 the Company paid Mendoza Berger & Company LLP a total of $7,700 and $5,000 for professional services rendered in connection with performance of our independent audits for the years ending December 31, 2002 and 2001, respectively.

         All Other Fees: During 2003 and 2002 the Company paid Mendoza Berger & Company LLP a total of $11,000 and $6,600 for professional services rendered in connection with the reviews of the March 31, 2003,June 30, 2003 and September 30, 2003, Forms 10-QSB and the March 31, 2002,June 30, 2002 and September 30, 2002, Forms 10-QSB, respectively.

         Tax Fees: None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                   ADVANCED REFRIGERATION TECHNOLOGIES, INC.

Dated: April 14, 2004                   By:  /s/ William M. Alverson
                                        --------------------------------
                                        William M. Alverson,
                                        President, Chief Financial Officer
                                        And Secretary