Form 10QSB
period 2004-03-31
ADVANCED REFRIGERATION TECHNOLOGIES INC
filed 2004-05-17
CIK 1085661

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2004

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

             5 Whatney, Irvine, California 92618, telephone (949) 837-8101
 -------------------------------------------------------------------------------
    (Address of Principal Executive Offices, including Registrant's zip code and telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

The number of shares of the registrant's common stock as of March 31, 2004:
21,124,277 shares.

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

                    ADVANCED REFRIGERATION TECHNOLOGIES, INC. & SUBSIDIARY
                                 (A Development Stage Company)
                                  CONSOLIDATED BALANCE SHEETS
                             DECEMBER 31, 2003 AND MARCH 31, 2004
----------------------------------------------------------------------------------------------

ASSETS

                                                                   DECEMBER 31,     MARCH 31,
                                                                       2003           2004
                                                                                   (UNAUDITED)
                                                                   ------------   ------------
Current assets:
    Cash                                                           $   136,319    $        --
    Other receivables                                                    2,000          1,000
    Prepaid expenses                                                     8,042          3,000
                                                                   ------------   ------------
     Total current assets                                              146,361          4,000
                                                                   ------------   ------------

Property and equipment, net                                             22,690         35,064
                                                                   ------------   ------------

     Total assets                                                  $   169,051    $    39,064
                                                                   ============   ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Bank overdraft                                                 $        --    $    28,320
    Accounts payable                                                   132,198        149,878
    Accrued salaries and payroll taxes                                 198,474        240,428
    Accrued rent                                                        35,000         35,466
    Loans from shareholder                                              83,795            500
                                                                   ------------   ------------

     Total current liabilities                                         449,467        454,592
                                                                   ------------   ------------

Stockholders' equity:
    Preferred stock (no par value) 10,000,000 shares authorized;
       none issued                                                          --             --
    Common Stock, no par value, 50,000,000 shares authorized;
      21,051,277 and 21,124,277 shares issued and outstanding at
      December 31, 2004 and March 31, 2004, respectively             1,895,241      2,078,741
    Stock issued for deferred compensation                            (894,250)      (826,000)
    Stock subscribed not issued, 118,667 and 321,990 shares
      issued at December 31, 2003 and March 31, 2004,
      respectively                                                     176,800        462,779
    Deficit accumulated during development stage                    (1,458,207)    (2,131,048)
                                                                   ------------   ------------

     Total stockholders' (deficit)                                    (280,416)      (415,528)
                                                                   ------------   ------------

     Total liabilities and stockholders' equity                    $   169,051    $    39,064
                                                                   ============   ============

           The accompanying notes are an integral part of these financial statements

                                              3

                       ADVANCED REFRIGERATION TECHNOLOGIES, INC. & SUBSIDIARY
                                   (A Development Stage Company)
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                  AND FOR THE PERIOD FROM INCEPTION (MAY 23, 2001) TO MARCH 31, 2004
                                            (UN-AUDITED)
---------------------------------------------------------------------------------------------------

                                                                                 CUMULATIVE AMOUNTS
                                                                                   FROM INCEPTION
                                                  FOR THE THREE    FOR THE THREE    (MAY 23, 2001)
                                                   MONTHS ENDED     MONTHS ENDED      THROUGH
                                                    MARCH 31,        MARCH 31,        MARCH 31,
                                                      2004             2003             2004
                                                 --------------   --------------   --------------
Income:
     Travel agent program                        $      31,244    $      21,279    $      80,677
                                                 --------------   --------------   --------------

Operating expenses:
    General and administrative                         363,135           99,982        1,225,903
    Marketing and sales                                340,950           26,605          864,236
                                                 --------------   --------------   --------------

Total operating expenses                               704,085          126,587        2,090,139
                                                 --------------   --------------   --------------

Loss from operations before interest and taxes        (672,841)        (105,308)      (2,009,462)
                                                 --------------   --------------   --------------
Interest expense                                            --               --            5,644
Provision for taxes                                         --               --               --
                                                 --------------   --------------   --------------

Net loss                                         $    (672,841)   $    (105,308)   $  (2,015,106)
                                                 ==============   ==============   ==============

Loss per share                                   $       (0.03)   $       (0.01)
                                                 ==============   ==============

Weighted average number of common
  shares outstanding                                21,086,332       13,785,667
                                                 ==============   ==============

             The accompanying notes are an integral part of these financial statements

                                                 4

                                      ADVANCED REFRIGERATION TECHNOLOGIES, INC. & SUBSIDIARY
                                                   (A Development Stage Company)
                                     CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                                          FROM INCEPTION (MAY 23, 2001) TO MARCH 31, 2004
----------------------------------------------------------------------------------------------------------------------------------
                                                   COMMON STOCK
                                            ---------------------------
                                                                                                         Deficit
                                                                         Stock issued      Stock       Accumulated      Total
                                                                             for         Subscribed    During the    Stockholders'
                                             Number of                     Deferred         not        Development      Equity
                                               Shares        Amount      Compensation      Issued        Stage         (Deficit)
                                            ------------   ------------  ------------   ------------  ------------   ------------
Balance at inception - May 23, 2001                  --    $        --   $        --    $        --   $        --    $        --
Stock issued for services                    16,715,000         16,715            --             --            --         16,715
Net loss                                             --             --            --             --       (16,715)       (16,715)
                                            ------------   ------------  ------------   ------------  ------------   ------------
Balance at December 31, 2001                 16,715,000         16,715            --             --       (16,715)            --
Stock issued various dates for cash
 at $1.50 per share                              70,667        105,998            --             --            --        105,998
Net loss                                             --             --            --             --      (306,673)      (306,673)
                                            ------------   ------------  ------------   ------------  ------------   ------------
Balance at December 31, 2002                 16,785,667        122,713            --             --      (323,388)      (200,675)
Shares canceled by majority
 shareholder                                 (3,000,000)            --            --             --            --             --
Stock issued various dates
 for cash at $1.50 per share                     94,932        142,300            --             --            --        142,300
                                            ------------   ------------  ------------   ------------  ------------   ------------
Balance June 11, 2003 date of
 acquisition of Joystar, Inc. shares
 in a reverse merger                         13,880,599        265,013            --             --      (323,388)       (58,375)
Cancel Joystar shares                       (13,880,599)            --            --             --            --             --
Advanced Refrigeration shares
 outstanding at June 11, 2003                 3,322,840             --            --             --            --             --
Issue Advanced Refrigeration
 Technologies, Inc. shares                   13,880,599             --            --             --      (115,942)      (115,942)
Stock issued pursuant to the stock
 option plan June 11, 2003 at
 market value of stock $0.03 per
 share                                          810,000         24,300            --             --            --         24,300
Stock issued for services                       215,000         15,000            --             --            --         15,000
Stock issued for past and future
 compensation                                 2,400,000      1,008,000            --             --            --      1,008,000
Future compensation deferred until earned            --             --      (894,250)            --            --       (894,250)
Stock issued various dates for cash
 at between $0.50 and $1.50 per share           394,267        531,500            --             --            --        531,500
Stock issued for services                        28,571         51,428            --             --            --         51,428
Stock subscribed not issued 118,667 shares           --             --            --        176,800            --        176,800
Net loss                                             --             --            --             --    (1,018,877)    (1,018,877)
                                            ------------   ------------  ------------   ------------  ------------   ------------
Balance at December 31, 2003                 21,051,277      1,895,241      (894,250)       176,800    (1,458,207)      (280,416)

Stock issued for services                        65,000        171,500            --             --            --        171,500
Stock issued for cash                             8,000         12,000            --             --            --         12,000
Deferred compensation earned                         --             --        68,250             --            --         68,250
Stock subscribed not issued 203,233 shares           --             --            --         285,979           --        285,979
Net loss                                             --             --            --              --     (672,841)      (672,841)
                                            ------------   ------------  ------------    ------------  ------------   -----------
Balance March 31, 2004 (Unaudited)           21,124,277    $ 2,078,741   $  (826,000)    $   462,779   $(2,131,048)   $ (415,528)
                                            ============   ============  ============    ============  ============   ===========

                             The accompanying notes are an integral part of these financial statements

                                                                5

                        ADVANCED REFRIGERATION TECHNOLOGIES, INC. & SUBSIDIARY
                                    (A Development Stage Company)
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                    AND CUMULATIVE FROM INCEPTION (MAY 23, 2001) TO MARCH 31, 2004
                                             (UN-AUDITED)
-----------------------------------------------------------------------------------------------------

                                                                                          CUMULATIVE
                                                                                         AMOUNTS FROM
                                                                                          INCEPTION
                                                       FOR THE THREE   FOR THE THREE    (MAY 23, 2001)
                                                        MONTHS ENDED    MONTHS ENDED       THROUGH
                                                         MARCH 31,        MARCH 31,       MARCH 31,
                                                            2004             2003           2004
                                                       ------------     ------------     ------------
Cash flows from operating activities:
   Net loss                                            $  (672,841)     $  (105,308)     $(2,015,106)

Adjustments to reconcile net loss to net
 cash used in operating activities:
    Amortization and depreciation                            1,540              166            4,148
    Stock issued\subscribed for services                   239,750               --          460,943
Changes in assets and liabilities:
     Increase in bank overdraft                             28,320               --           28,320
    (Increase) decrease in prepaid expenses                  5,042               --           (3,000)
    (Increase) decrease in other receivables                 1,000           (6,000)          (1,000)
    Increase in accounts payable                            17,680           27,516          149,878
    Increase in accrued salaries and payroll taxes          41,954           42,205          240,428
    Increase in rent accrual                                   466               --           35,466
                                                       ------------     ------------     ------------

       Net cash used in operations                        (337,089)         (41,421)      (1,099,923)
                                                       ------------     ------------     ------------

Cash flows used by investing activities:
    Acquisition of fixed assets                            (13,914)            (670)         (39,212)
                                                       ------------     ------------     ------------

        Net cash used by investing activities              (13,914)            (670)         (39,212)
                                                       ------------     ------------     ------------

Cash flows from financing activities:
    Issuance of common stock                                12,000           29,400          791,798
    Reduction of shareholders loan, subscribed
       60,000 shares of common stock                       (83,295)              --               --
    Increase in shareholder loans                               --           11,900              500
    Subscribed stock not issued                            285,979               --          462,779
    Payment of debt assumed in reverse acquisition              --               --         (115,942)
                                                       ------------     ------------     ------------

        Net cash from financing activities                 214,684           41,300        1,139,135
                                                       ------------     ------------     ------------

Net decrease in cash                                      (136,319)            (791)              --

Cash, beginning of period                                  136,319            5,025               --
                                                       ------------     ------------     ------------

Cash, end of period                                    $        --      $     4,234      $        --
                                                       ============     ============     ============
SUPPLEMENTAL DISCLOSURE OF NON-CASH
       INVESTING AND FINANCING ACTIVITIES:
    Issuance of stock for services                     $   239,750      $        --      $   460,943
    Issuance of stock for future services                       --               --        1,008,000
                                                       ============     ============     ============

              The accompanying notes are an integral part of these financial statements

                                                  6

             ADVANCED REFRIGERATION TECHNOLOGIES, INC. & SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
          AND CUMULATIVE FROM INCEPTION (MAY 23, 2001) TO MARCH 31, 2004
                                  (UN-AUDITED)
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION
   ---------------------

On June 11, 2003, Advanced Refrigeration Technologies, Inc. a California corporation (" the Company") acquired all of the issued and outstanding common stock of Joystar, Inc., a Nevada corporation ("Joystar") in exchange for the issuance by the Company of a total of 13,880,599 newly issued restricted shares of common voting stock to the Joystar shareholders pursuant the Agreement and Plan of Reorganization dated as if June 10, 2003. Prior to the issuance of the shares, the Company had 3,322,840 shares of common stock issued and outstanding. Subsequent to the exchange there were 17,203,439 shares issued and outstanding. The shareholders of Joystar own 81% of the common stock outstanding of the Company after the issuance of the 13,880,599 shares.

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

2. INTERIM FINANCIAL INFORMATION
   -----------------------------

The financial statements of Advanced Refrigeration Technologies, Inc. (the "Company") and its wholly-owned subsidiary Joystar, Inc., as of March 31, 2004 and for the three months ended March 31, 2004 and 2003 and related footnote information are un-audited. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the three months ended March 31, 2004 and 2003 are not necessarily indicative of the results that may be expected for any future period. The balance sheet at December 31, 2003 was derived from audited financial statements.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted. These financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 2003

3. COMMON STOCK TRANSACTIONS
   -------------------------

During the quarter ended March 31, 2004, the Company sold in its private placement a total of 8,000 shares of its common stock at a purchase price of $1.50 per share, for the total purchase price of $12,000 and received subscriptions to purchase 203,233 shares at an average purchase price of $1.41.

On February 9, 2004 the Company issued 20,000 shares of common stock for services valued at the market price of the Company's stock on that date $2.50, $50,000 and on February 18,2004 issued 45,000 shares of common stock for services valued at the market price of the Company's stock on that date $2.70, $121,500.

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

         Joystar was incorporated on May 23, 2001. Joystar is a provider of online and offline travel services for the leisure and small business traveler. Joystar has been in the development stage since its inception, May 23,2001.

         The restructuring and re-capitalization has been treated as a reverse acquisition with Joystar becoming the accounting acquirer.

         The following discussion should be read in conjunction with selected financial data and the financial statements and notes to financial statements.

RESULTS OF OPERATIONS
---------------------

         The Company had sales of $31,244 for the three months ended March 31, 2004 as compared to $21,279 for the three months ended March 31, 2003. Income was generated by sales of travel services on which the Company earned commissions. Sales from inception total $80,677 and the Company is accounted for as a development stage company.

         General and administrative expenses for the three months ended March 31, 2004 were $363,000 as compared to $100,000 for the three months ended March 31, 2003, an increase of $263,000 due primarily to the increases in salaries of $168,000, professional fees of $31,000, rent $13,000, dues and subscriptions of $14,000 and a general increase in other expenses due to increased activity.

         Marketing and sales expenses for the three months ended March 31, 2004 were $341,000 as compared to $27,000 for the three months ended March 31, 2003, an increase of $314,000. This was due to increases in independent contractor marketing expenses $262,000, sales and marketing expense $42,000 and travel expenses 15,000.

LIQUIDITY AND SOURCES OF CAPITAL
---------------------------------

At March 31, 2004 our cash position required that we actively seek additional sources of capital. At March 31, 2004 the Company had an overdraft of $28,320 as compared to a cash balance of $136,319 at December 31, 2003.

Loans payable at December 31, 2003, $83,295 were converted to 60,000 shares of subscribed stock during the quarter ended March 31, 2004.

The Company had negative working capital at March 31, 2004. To date the Company has financed operations by issuance of shares of common stock in private placements.

During the quarter ended March 31, 2004, the Company sold in a private placement a total of 8,000 shares of its common stock at a purchase price of $1.50 per share, for the total purchase price of $12,000 and received additional subscriptions to purchase 143,233 shares at an average purchase price of $1.42 ($202,684).

ITEM 3.  Controls and Procedures

Our President and Treasurer/Chief Financial Officer (the "Certifying Officer") is responsible for establishing and maintaining disclosure controls and procedures and internal controls and procedures for financial reporting for the Company. The Certifying Officer has designed such disclosure controls and procedures and internal controls and procedures for financial reporting to ensure that material information is made known to him, particularly during the period in which this report was prepared. The Certifying Officer has evaluated the effectiveness of the Company's disclosure controls and procedures and internal controls and procedures for financial reporting as of March 31, 2004 and believes that the Company's disclosure controls and procedures and internal controls and procedures for financial reporting are effective based on the required evaluation. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 1.  Legal proceedings

In March, 2004 a former employee of the Company who was terminated prior to the acquisition of Joystar, filed a lawsuit in Orange County Superior Court for breach of contract and specific performance relating to the exercise of options, among other causes of action. The Company considers the basis of the lawsuit without merit and intends to vigorously defend itself.

Item 2. Changes in securities and use of proceeds

During the quarter ended March 31, 2004, the Company sold in its private placement a total of 8,000 shares of its common stock at a purchase price of $1.50 per share, for the total purchase price of $12,000 and received subscriptions to purchase 203,233 shares at an average purchase price of $1.41 ($285,979). The shares of the Company's common stock were issued and sold in reliance upon the exemption provided by Section 4(2) and Section 506 of Regulation D of the Securities Act of 1933. The offers and sales in the Company's private placement were made to accredited investors only.

On February 9, 2004 the Company issued 20,000 shares of common stock for services valued at the market price of the Company's stock on that date $2.50, $50,000 and on February 18,2004 issued 45,000 shares of common stock for services valued at the market price of the Company's stock on that date $2.70, $121,500.

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

b) Reports on 8K during the quarter: There were no 8K filings in the quarter ended March 31, 2004

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ADVANCED REFRIGERATION TECHNOLOGIES, INC.
Date: May 17, 2004
                                          By  /s/ William M. Alverson
                                              ----------------------------------
                                              President, Chief Executive Officer
                                              and Chief Financial Officer