Form 10QSB
period 2004-06-30
Joystar Inc
filed 2004-08-23
CIK 1085661

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2004

( ) Transition report pursuant of Section 13 or 15(d) of the Securities Exchange Act of 1939 for the transition period ____ to______

                        COMMISSION FILE NUMBER 000-25973

                                  JOYSTAR, INC.
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

                    Advanced Refrigeration Technologies, Inc.
--------------------------------------------------------------------------------
                                   Former name


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

The number of shares of the registrant's common stock as of June 30, 2004:
21,597,744 shares.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                            PAGE

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

(a)      Balance Sheets                                                      3
(b)      Statements of Operations                                            4
(c)      Statement of Shareholders' Equity (deficit)                         5
(d)      Statements of Cash Flows                                            6
(e)      Notes to Financial Statements                                       7

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations                    9

Item 3.  Controls and Procedures                                            10

PART II. OTHER INFORMATION                                                  11

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6.

(a) Exhibits
(b) Reports on Form 8K

SIGNATURES AND CERTIFICATES                                                  12

                                          JOYSTAR, INC.
                      (FORMERLY ADVANCED REFRIGERATION TECHNOLOGIES, INC.)
                                 (A Development Stage Company)
                                       BALANCE SHEETS
                             DECEMBER 31, 2003 AND JUNE 30, 2004
----------------------------------------------------------------------------------------------

ASSETS

                                                                                    JUNE 30,
                                                                   DECEMBER 31,      2004
                                                                       2003       (UNAUDITED)
                                                                   ------------   ------------
Current assets:
    Cash                                                           $   136,319    $   132,074
    Other receivables                                                    2,000          1,000
    Prepaid expenses                                                     8,042          7,852
                                                                   ------------   ------------
     Total current assets                                              146,361        140,926
                                                                   ------------   ------------

Property and equipment, net                                             22,690         34,646
                                                                   ------------   ------------

     Total assets                                                  $   169,051    $   175,572
                                                                   ============   ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Accounts payable                                               $   132,198        115,007
    Accrued salaries and payroll taxes                                 198,474        278,111
    Accrued rent                                                        35,000         35,466
    Loans from shareholder                                              83,795             --
                                                                   ------------   ------------

     Total current liabilities                                         449,467        428,584
                                                                   ------------   ------------

Stockholders' equity (deficit):
    Preferred stock (no par value) 10,000,000 shares authorized;
       none issued                                                          --             --
    Common Stock, no par value, 50,000,000 shares authorized;
      21,051,277 and 21,597,744 shares issued and outstanding at
      December 31, 2003 and June 30, 2004, respectively              1,895,241      2,692,493
    Stock issued for deferred compensation                            (894,250)      (757,750)
    Stock subscribed not issued, 118,667 and 664,000 shares
      at December 31, 2003 and June 30, 2004,
      respectively                                                     176,800        854,800
    Deficit accumulated during development stage                    (1,458,207)    (3,042,555)
                                                                   ------------   ------------

     Total stockholders' (deficit)                                    (280,416)      (253,012)
                                                                   ------------   ------------

     Total liabilities and stockholders' equity                    $   169,051    $   175,572
                                                                   ============   ============

           The accompanying notes are an integral part of these financial statements

                                              3

                                                       JOYSTAR, INC.
                                    (FORMERLY ADVANCED REFRIGERATION TECHNOLOGIES, INC.)
                                               (A Development Stage Company)
                                                  STATEMENTS OF OPERATIONS
                              FOR THE SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2004 AND 2003
                             AND FOR THE PERIOD FROM INCEPTION (MAY 23, 2001) TO JUNE 30, 2004
                                                        (UN-AUDITED)
--------------------------------------------------------------------------------------------------------------------------
                                                                                                               Cumulative
                                                                                                              amounts from
                                       For the six      For the six       For the three     For the three       inception
                                       months ended     months ended      months ended      months ended      (May 23, 2001)
                                      June 30, 2004     June 30, 2003     June 30, 2004     June 30, 2003     June 30, 2004
                                      -------------     -------------     -------------     -------------     -------------
Income:
  Travel commissions                  $     41,059      $     20,933      $      9,815      $       (346)     $     90,492
                                      -------------     -------------     -------------     -------------     -------------

Operating expenses:
  General and administrative               613,283           212,454           250,148           114,351         1,476,051
  Marketing and sales                    1,009,564            39,060           668,614            12,456         1,532,850
                                      -------------     -------------     -------------     -------------     -------------
Total operating expenses                 1,622,847           251,514           918,762           126,807         3,008,901
                                      -------------     -------------     -------------     -------------     -------------

Loss from operations before
  interest and taxes                    (1,581,788)         (230,581)         (908,947)         (127,153)       (2,918,409)

Interest expense                                --                --                --                --             5,644
Provision for taxes - State                  2,560                --             2,560                --             2,560
                                      -------------     -------------     -------------     -------------     -------------

Net loss                              $ (1,584,348)     $   (230,581)     $   (911,507)     $   (127,153)     $ (2,926,613)
                                      =============     =============     =============     =============     =============

Loss per share                        $      (0.07)     $      (0.02)     $      (0.04)     $      (0.01)
                                      =============     =============     =============     =============

Weighted average number of common
 shares outstanding                     21,239,656        14,170,584        21,395,965        13,846,347
                                      =============     =============     =============     =============




             The accompanying notes are an integral part of these financial statements

                                                 4

                                                       JOYSTAR, INC.
                                     (FORMERLY ADVANCED REFRIGERATION TECHNOLOGIES, INC.)
                                                   (A Development Stage Company)
                                           STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                                          FROM INCEPTION (MAY 23, 2001) TO JUNE 30, 2004


                                                                                                       Deficit
                                                  COMMON STOCK           Stock issued      Stock       Accumulated      Total
                                            ---------------------------      for         Subscribed    During the    Stockholders'
                                             Number of                     Deferred         not        Development      Equity
                                               Shares        Amount      Compensation      Issued        Stage         (Deficit)
                                            ------------   ------------  ------------   ------------  ------------   ------------
Balance at inception - May 23, 2001                  --    $        --   $        --    $        --   $        --    $        --
Stock issued for services                    16,715,000         16,715            --             --            --         16,715
Net loss                                             --             --            --             --       (16,715)       (16,715)
                                            ------------   ------------  ------------   ------------  ------------   ------------
Balance at December 31, 2001                 16,715,000         16,715            --             --       (16,715)            --
Stock issued various dates for cash
 at $1.50 per share                              70,667        105,998            --             --            --        105,998
Net loss                                             --             --            --             --      (306,673)      (306,673)
                                            ------------   ------------  ------------   ------------  ------------   ------------
Balance at December 31, 2002                 16,785,667        122,713            --             --      (323,388)      (200,675)
Shares canceled by majority
 shareholder                                 (3,000,000)            --            --             --            --             --
Stock issued various dates
 for cash at $1.50 per share                     94,932        142,300            --             --            --        142,300
                                            ------------   ------------  ------------   ------------  ------------   ------------
Balance June 11, 2003 date of
 acquisition of Joystar, Inc. shares
 in a reverse merger                         13,880,599        265,013            --             --      (323,388)       (58,375)
Cancel Joystar shares                       (13,880,599)            --            --             --            --             --
Advanced Refrigeration shares
 outstanding at June 11, 2003                 3,322,840             --            --             --            --             --
Issue Advanced Refrigeration
 Technologies, Inc. shares                   13,880,599             --            --             --      (115,942)      (115,942)
Stock issued pursuant to the stock
 option plan June 11, 2003 at
 market value of stock $0.03 per
 share                                          810,000         24,300            --             --            --         24,300
Stock issued for services                       215,000         15,000            --             --            --         15,000
Stock issued for past and future
 compensation                                 2,400,000      1,008,000            --             --            --      1,008,000
Future compensation deferred until earned            --             --      (894,250)            --            --       (894,250)
Stock issued various dates for cash
 at between $0.50 and $1.50 per share           394,267        531,500            --             --            --        531,500
Stock issued for services                        28,571         51,428            --             --            --         51,428
Stock subscribed not issued 118,667 shares           --             --            --        176,800            --        176,800
Net loss                                             --             --            --             --    (1,018,877)    (1,018,877)
                                            ------------   ------------  ------------   ------------  ------------   ------------
Balance at December 31, 2003                 21,051,277      1,895,241      (894,250)       176,800    (1,458,207)      (280,416)

Stock issued for services                       349,800        521,772            --             --            --        521,772
Stock issued for cash                           196,667        275,480            --             --            --        275,480
Deferred compensation earned                         --             --       136,500             --            --        136,500
Stock subscribed not issued 545,333 shares           --             --            --        678,000            --        678,000
Net loss                                             --             --            --             --    (1,584,348)    (1,584,348)
                                            ------------   ------------  ------------    ------------  ------------   -----------
Balance June 30, 2004 (Unaudited)            21,597,744    $ 2,692,493   $  (757,750)    $   854,800   $(3,042,555)   $ (253,012)
                                            ============   ============  ============    ============  ============   ===========



                             The accompanying notes are an integral part of these financial statements

                                                                5

                                             JOYSTAR, INC.
                           (FORMERLY ADVANCED REFRIGERATION TECHNOLOGIES, INC.)
                                     (A Development Stage Company)
                                      STATEMENTS OF CASH FLOWS
                          FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                    AND CUMULATIVE FROM INCEPTION (MAY 23, 2001) TO JUNE 30, 2004
                                             (UN-AUDITED)
-----------------------------------------------------------------------------------------------------

                                                                                          CUMULATIVE
                                                                                         AMOUNTS FROM
                                                                                          INCEPTION
                                                        FOR THE SIX     FOR THE SIX    (MAY 23, 2001)
                                                        MONTHS ENDED    MONTHS ENDED       THROUGH
                                                          JUNE 30,        JUNE 30,         JUNE 30,
                                                            2004             2003           2004
                                                       ------------     ------------     ------------
Cash flows from operating activities:
   Net loss                                            $(1,584,348)     $  (230,581)     $(2,926,613)

Adjustments to reconcile net loss to net
 cash used in operating activities:
    Depreciation                                             3,638              332            6,246
    Stock issued\subscribed for services                   893,272           24,300         1,114,465
Changes in assets and liabilities:
    (Increase) decrease in prepaid expenses                    190           (3,000)         (7,852)
    (Increase) decrease in other receivables                 1,000               --          (1,000)
    (Decrease) increase in accounts payable                (17,191)          76,493          115,007
    Increase in accrued salaries and payroll taxes          79,637           99,614          278,111
    Increase in rent accrual                                   466            6,000           35,466
                                                       ------------     ------------     ------------

       Net cash used in operations                        (623,336)         (26,842)      (1,386,170)
                                                       ------------     ------------     ------------

Cash flows used by investing activities:
    Acquisition of fixed assets                            (15,594)          (5,966)         (40,892)
                                                       ------------     ------------     ------------

        Net cash used by investing activities              (15,594)          (5,966)         (40,892)
                                                       ------------     ------------     ------------

Cash flows from financing activities:
    Issuance of common stock                               275,480          142,300        1,055,278
    Reduction of shareholders loan, subscribed
       60,000 shares of common stock                       (83,295)              --               --
    (Decrease) Increase in shareholder loans                  (500)          34,562               --
    Subscribed stock not issued                            443,000            4,500          619,800
    Payment of debt assumed in reverse acquisition              --         (115,942)        (115,942)
                                                       ------------     ------------     ------------

        Net cash from financing activities                 634,685           65,420        1,559,136
                                                       ------------     ------------     ------------

Net (decrease) increase in cash                             (4,245)          32,612         132,074

Cash, beginning of period                                  136,319            5,025               --
                                                       ------------     ------------     ------------

Cash, end of period                                    $   132,074      $    37,637      $   132,074
                                                       ============     ============     ============
SUPPLEMENTAL DISCLOSURE OF NON-CASH
       INVESTING AND FINANCING ACTIVITIES:
    Issuance of common stock for services              $   893,272      $    24,300      $ 1,114,465
    Issuance of common stock for future services                --               --          757,750
    Issuance of common stock for accounts payable               --           15,000               --
    Issuance of common stock for loan payable          $    83,295      $        --      $        --
                                                       ============     ============     ============

              The accompanying notes are an integral part of these financial statements

                                                  6

                                  JOYSTAR, INC.
               (FORMERLY ADVANCED REFRIGERATION TECHNOLOGIES, INC.)
                          (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED JUNE, 2004 AND 2003
          AND CUMULATIVE FROM INCEPTION (MAY 23, 2001) TO JUNE 30, 2004
                                  (UN-AUDITED)
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION
   ---------------------

On June 11, 2003, Joystar, Inc. (formerly Advanced Refrigeration Technologies, Inc. a California corporation) (" the Company") acquired all of the issued and outstanding common stock of Joystar, Inc., a Nevada corporation ("Joystar") in exchange for the issuance by the Company of a total of 13,880,599 newly issued restricted shares of common voting stock to the Joystar shareholders pursuant to the Agreement and Plan of Reorganization dated as of June 10, 2003. Prior to the issuance of the shares, the Company had 3,322,840 shares of common stock issued and outstanding. Subsequent to the exchange there were 17,203,439 shares issued and outstanding. The shareholders of Joystar own 81% of the common stock outstanding of the Company after the issuance of the 13,880,599 shares.

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

As of June 4, 2004 Joystar, Inc., a Nevada corporation and wholly owned subsidiary of the Company), was officially merged with and into Joystar, Inc., a California corporation (formerly Advanced Refrigeration Technologies, Inc.). In connection with the merger the Company provided for the name change from Advanced Refrigeration Technologies, Inc. to Joystar, Inc. The merger and the name change was approved by the Company's Board of Directors. The Company no longer files consolidated financial statements. This merger had on effect on income for this or any prior period reported.

The Company has been in the development stage since its inception May 23, 2001.

2. ADDITIONAL FOOTNOTES INCLUDED BY REFERENCE
   ------------------------------------------

Except as indicated in the following notes, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company's Form 10-KSB for the year ended December 31, 2003. Therefore, those footnotes are included herein by reference.

3. INTERIM FINANCIAL INFORMATION
   -----------------------------

The financial statements of the Company as of June 30, 2004 and for the six months ended June 30, 2004 and 2003 and related footnote information are un-audited. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the six months ended June 30, 2004 and 2003 are not necessarily indicative of the results that may be expected for any future period. The balance sheet at December 31, 2003 was derived from audited financial statements.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted. These financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 2003

COMMON STOCK TRANSACTIONS
-------------------------

During the six months ended June 30, 2004, the Company issued 196,667 shares of common stock in a private placement for a total sales price of $275,480 an average sales price of $1.40 per share. The Company has received subscriptions to purchase 545,333 shares of common stock at an average purchase price of $1.24.

During the six months ended June 30, 2004 the Company issued 349,800 shares of common stock for services valued at the fair market value price of the Company's stock on the dates issued $521,772 and average of $1.49 a share.

Loans payable to shareholder at December 31, 2003, $83,295 were converted to 60,000 shares of common stock during the six months ended June 30, 2004.

                                  JOYSTAR, INC.
               (FORMERLY ADVANCED REFRIGERATION TECHNOLOGIES, INC.)
                          (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED JUNE, 2004 AND 2003
          AND CUMULATIVE FROM INCEPTION (MAY 23, 2001) TO JUNE 30, 2004
                                  (UN-AUDITED)
--------------------------------------------------------------------------------


LEGAL PROCEEDINGS
-----------------

In March, 2004 a former employee of the Company who was terminated prior to the acquisition of Joystar, filed a lawsuit for breach of contract and specific performance relating to the exercise of options, among other causes of action. The Company considers the basis of the lawsuit without merit and intends to vigorously defend itself.


SUBSEQUENT EVENT
----------------

In July 2004 the Company issued 500,000 shares of stock at $1.00.

In June 2004 the Company entered into an agreement with a marketing and advertising agency for the issuance of 1,000,000 shares of common stock for services as provided. The Company issued 250,000 shares, valued at $235,000, in July 2004 for services provided under the contract from April 2004 through June 2004.

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

General

         Joystar, Inc., a California corporation, formerly Advanced Refrigeration Technologies, Inc. (the "Company") was incorporated in the State of California on February 5, 1998. On June 11, 2003, the Company acquired all of the issued and outstanding common stock of Joystar, Inc., a Nevada corporation ("Joystar") in exchange for the issuance by the Company of a total of 13,880,599 newly issued restricted shares of common voting stock to the Joystar shareholders pursuant the Agreement an Plan of Reorganization dated as of June 10, 2003. Joystar was incorporporated on May 23, 2001. Prior to the issuance of the shares, the Company had 3,322,840 shares of common stock issued and outstanding. Subsequent to the exchange there were 17,203,439 shares issued and outstanding. The shareholders of Joystar own 81% of the common stock outstanding of the Company after the issuance of the 13,880,598 shares. Concurrent with the acquisition of Joystar the Company disposed of the fan control business extinguishing approximately $125,000 of debt for $105,000 of fan control assets.

         Joystar is a provider of online and offline travel services for the leisure and small business traveler.

         Joystar has been in the development stage since its inception, May 23, 2001. It is primarily engaged in developing technology and infrastructure licensing and product development and acquisitions.

         The restructuring and re-capitalization has been treated as a reverse acquisition with Joystar becoming the accounting acquirer. The accompanying financial statements represent Joystar's activity since inception May 23, 2001 through June 30, 2003.

         As of June 4, 2004 Joystar, Inc., a Nevada corporation was officially merged with and into Joystar, Inc., a California corporation, (formerly Advanced Refrigeration Technologies, Inc.).

         The following discussion should be read in conjunction with selected financial data and the financial statements and notes to financial statements.

RESULTS OF OPERATIONS
---------------------

         The Company had revenues of $41,059 for the six months ended June 30, 2004, as compared to $20,933 for the six months ended June 30, 2003. To date income has been generated only by commissions on travel sales. Sales from inception total $90,492 and the Company is accounted for as a Development stage company.

         The Company's primary focus to date has been the development of its technology, infrastructure, product development, services and travel agent hosting solutions. The Company had sales of $41,059 for the six months ended June 30, 2004 as compared to $20,933 for the six months ended June 30, 2003.

         General and administrative expenses for the six months ended June 30, 2004 were $613,283 as compared to $212,545 for the six months ended June 30, 2003, an increase of $400,738 due primarily to the increases in salaries of $200,000, professional fees of $56,000, rent $24,000, travel and entertainment of $18,000 and a general increase in other expenses due to increased activity and product development.

         Marketing, advertising and product expenses for the six months ended June 30, 2004 were $1,009,564 as compared to $39,060 for the six months ended June 30, 2003, an increase of $970,504. $371,000 and $585,000 was due to the development of a substantial amount of marketing material, including websites, creatives, online and print advertising, the production of a direct marketing 30 minute television commercial, 30 and 60 second television spots, and 6 and 12 minute video and DVD marketing collateral.

LIQUIDITY AND SOURCES OF CAPITAL
---------------------------------

         On July 26, 2004 the Company announced that it entered into an agreement with an accredited investor to purchase 500,000 shares of restricted common stock at $1.00 as of the date of this filing, all $500,000 has been received and shares have been issued.

         At June 30, 2004 the Company had a cash balance of $132,074 as compared to a cash balance of $136,319 at December 31, 2003. Loans payable to shareholder at December 31, 2003, $83,295 were converted to 60,000 shares of common stock during the six months ended June 30, 2004. The Company had negative working capital at June 30, 2004. To date the Company has financed operations by issuance of shares of common stock in private placements $1,055,278, stock subscribed for cash of $619,800 and the issuance of shares for services $1,114,465. During the six months ended June 30, 2004, the Company issued 196,667 shares of common stock in a private placement for a total purchase price of $275,480 an average purchase price of $1.40 per share. The Company has received subscriptions to purchase 545,333 shares of common stock at an average purchase price of $1.24. During the six months ended June 30, 2004 the Company issued 349,800 shares of common stock for services valued at the fair market value price of the Company's stock on the dates issued $521,772 and average of $1.49 a share.


ITEM 3.  Controls and Procedures

         Our President and Treasurer/Chief Financial Officer (the "Certifying Officer") is responsible for establishing and maintaining disclosure controls and procedures and internal controls and procedures for financial reporting for the Company. The Certifying Officer has designed such disclosure controls and procedures and internal controls and procedures for financial reporting to ensure that material information is made known to him, particularly during the period in which this report was prepared. The Certifying Officer has evaluated the effectiveness of the Company's disclosure controls and procedures and internal controls and procedures for financial reporting as of June 30, 2004 and believes that the Company's disclosure controls and procedures and internal controls and procedures for financial reporting are effective based on the required evaluation. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 1.  Legal proceedings

         In March, 2004 a former employee of the Company who was terminated prior to the acquisition of Joystar, filed a lawsuit for breach of contract and specific performance relating to the exercise of options, among other causes of action. The Company considers the basis of the lawsuit without merit and intends to vigorously defend itself.

Item 2. Changes in securities and use of proceeds

         During the six months ended June 30, 2004, the Company issued 196,667 shares of common stock in a private placement for a total purchase price of $275,480 an average purchase price of $1.40 per share. The Company has received subscriptions to purchase 545,333 shares of common stock at an average purchase price of $1.24. The shares of the Company's common stock were issued and sold in reliance upon the exemption provided by Section 4(2) and Section 506 of Regulation D of the Securities Act of 1933. The offers and sales in the Company's private placement were made to accredited investors only. The proceeds were used for working capital.

         During the six months ended June 30, 2004 the Company issued 349,800 shares of common stock for services valued at the fair market value price of the Company's stock on the dates issued $521,772 and average of $1.49 a share.

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

Item 6.

(a) Exhibits
    --------

    Exhibit No.            Description
    -----------            -----------
    Exhibit 31             CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF
                           FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT

    Exhibit 32 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

b) Reports on 8K during the quarter: 8-K filed July, 2004 for (5- Other Events) taking place June 15, 2004

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             JOYSTAR, INC.
Date: August 17, 2004
                                             By    /s/ William Alverson
                                                ---------------------------
                                                       President