Form 10KSB/A
period 2003-12-31
Joystar Inc
filed 2004-11-10
CIK 1085661

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

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

                        Commission File Number: 000-25973

                                  JOYSTAR, INC.
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

Transitional Small Business Disclosure Format (check one):  Yes [   ]   No [ X ]

                                  JOYSTAR, INC.
                            FORM 10-KSB ANNUAL REPORT
                 AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2003
                                TABLE OF CONTENTS

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

                                     PART I
Item 1.  DISCRIPTION OF BUSINESS
         -----------------------

Overview

Joystar, Inc., formerly known as Advanced Refrigeration Technologies, Inc. (the "Company") was incorporated in the State of California on February 5, 1998. Its original business operations consisted of designing, manufacturing and marketing an energy efficiency evaporator fan motor controller for walk-in refrigerators and freezers that were designed to save the customer 25-50% in refrigeration energy costs. The Company has not been able to successfully sell enough units to be profitable and has sustained losses every year since inception. The Company has not been successful in obtaining necessary funding to continue the business. Since August, 2002, the Company has been actively engaged in finding a potential investor to acquire the Company and bring in a new business.

The Acquisition of Joystar, Inc.

As of June 11, 2003, Joystar, Inc., formerly, Advanced Refrigeration Technologies, Inc., a California corporation (the "Company") consummated a transaction, whereby the Company acquired all of the issued and outstanding shares of Joystar, Inc., a Nevada corporation ("Joystar") in exchange for the issuance by the Company of a total of 13,880,599 newly issued restricted shares of common voting stock to the Joystar shareholders pursuant to the Agreement and Plan of Reorganization (the "Agreement"), dated as of June 10, 2003, by and between the Company and Joystar (the "Closing").

The Company issued a total of 13,880,599 shares of common stock of Company to Joystar shareholders in the transaction. Joystar, Inc. paid $60,000 at the Closing of the transaction for some of the debts of Advanced Refrigeration Technologies, Inc., and instead of signing a note for $55,000 to repay the remaining debts, it assumed such liabilities. The cash paid by Joystar in the transaction was determined by the amount of the outstanding liabilities of Company that had to be paid and which Company's then current management determined as priority debts needed to be repaid.

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

Pursuant to the terms of the Agreement, Joystar provided the payment of debts of Company in the amount of $60,000 and assumed additional liabilities of Company in the approximate amount of $55,000. Immediately prior to the share exchange, there were approximately 3,322,840 shares of the Company's common stock issued and outstanding. As a result of the acquisition, there were approximately 17,203,439 shares of common stock issued and outstanding.

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

In addition to the travel revenue, Joystar offers hosting and support services to home-based travel agents. The Company has three hosting packages priced at $49, $149 and $479, depending on the scope of services offered. The Company also derives revenue from transaction fees and commissions the agents create from booking travel with their clients. The Company plans to develop a membership base of 100,000 home-based agents over the next 3 years. As of September 30, 2004 the Company has had approximately 400 member travel agents. The majority of the members' annual renewal fees will be $149. The Company believes that with the tools, marketing resources, and support it provides, its agents can average $10,000 per year in leisure bookings. Revenue on leisure travel is expected to be approximately 15% or $1,500 per agent. One hundred thousand agents annually renewing at $149 can be expected to generate $14,900,000 in membership revenue and approximately $150 million in revenue on $1 billion in bookings if each agent averages $10,000/year in bookings. There are no assurances that such a plan of operations will be successful.

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

INTERNATIONAL

The Company's long term objective is to enter the international market in order to leverage our technology platform with large existing travel markets and established consumer behavior for planning and purchasing travel either on the Internet or over the telephone. The Company plans to customize each of its international points of sale to reflect language, customs, traveler behavior and preferences, and available supplier inventory that may vary from country to country. At this time, the Company does not have any specific timetable to accomplish its goals with respect to its entrance to the international market.

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

- In order to achieve the acceptance of consumers, travel suppliers and advertisers contemplated by our business plan, we will need to continue to make substantial investments in our technology and brand. We cannot at this time determine how much of an investment it will take nor, be assured that we will be able to secure the funds required. We do not have specific plans or budget at this time. Our failure to make progress in these areas may harm our business.

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

Item 3.  LEGAL PROCEEDINGS
         -----------------

In March, 2004 a former employee of the Company who was terminated prior to the acquisition of Joystar, filed a lawsuit in Orange County Superior Court for breach of contract and specific performance relating to the exercise of options, among other causes of action. The amount of damages is not specified in the complaint. Damages may vary depending on number of options allegedly exercises, the value of shares over the period of time they might have been exercised and other factors. The Company considers the basis of the lawsuit without merit and intends to vigorously defend itself.

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

All of the Company's revenue through December 31, 2003 has been from travel agent programs and commission on travel sales as set forth above.

We derive revenues from annual membership fees from our growing network of Independent Travel Agents and from the sales of advertisements on our websites. We generally recognize advertising and membership revenues ratably over the membership or advertising period, depending on the terms of the contract. Fees from the licensing of our software are another source of revenues. The fixed portion of these license fees are recognized ratably over the lives of the contracts. Transaction-based fees are recognized when the relevant transactions occur. Through December 31, 2003 the Company has not had any income from this source other than as disclosed above.

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

Revenues for the year ended December 31, 2003 increased to $43,170 from $6,263 for the year ended December 31, 2002. The increase of $36,907, 589% is due to increased sales effort. To date income has only been from travel agent programs and commissions earned on travel sales. No revenues have been generated from other types of services that the Company is developing.

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

In order to achieve the acceptance of consumers, travel suppliers and advertisers, we will need to continue to make substantial investments in our technology and brand. We cannot at this time determine how much of an investment it will take nor be assured that we will be able to secure the funds required. We do not have specific plans or budget at this time.

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
                                                                   ============   ============

   The accompanying notes to financial statements are an integral part of these statements

                                            F-2

                       ADVANCED REFRIGERATION TECHNOLOGIES, INC. & SUBSIDIARY
                                    (A DEVELOPMENT STAGE COMPANY)
                                CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------------------------

                                                                                 CUMULATIVE AMOUNTS
                                                                                   FROM INCEPTION
                                                  FOR THE YEAR     FOR THE YEAR    (MAY 23, 2001)
                                                      ENDED            ENDED          THROUGH
                                                   DECEMBER 31,     DECEMBER 31,    DECEMBER 31,
                                                      2003             2002             2003
                                                 --------------   --------------   --------------
Income:
    Travel agent program and
      commissions from travel sales              $      43,170    $       6,263    $      49,433
                                                 --------------   --------------   --------------

Operating expenses:
    General and administrative                         655,535          190,518          862,768
    Marketing and sales                                400,868          122,418          523,286
                                                 --------------   --------------   --------------

Total operating expenses                             1,056,403          312,936        1,386,054
                                                 --------------   --------------   --------------

Loss from operations before interest and taxes      (1,013,233)        (306,673)      (1,336,621)
                                                 --------------   --------------   --------------
Interest                                                 5,644               --            5,644
Provision for taxes                                         --               --               --
                                                 --------------   --------------   --------------

Net loss                                         $  (1,018,877)   $    (306,673)   $  (1,342,265)
                                                 ==============   ==============   ==============

Loss per share                                   $       (0.06)   $       (0.02)
                                                 ==============   ==============

Weighted average number of common
  shares outstanding                                18,106,979       16,822,686
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

         REVENUE RECOGNITION
         --------------------

         The Company recognizes revenue when the earnings process is complete. The Company records revenues from travel related sales transactions where the Company both purchases from the supplier and sells to the customer the requested travel service. This is reflected in the Consolidated Statement of Operations at the net amount, which reflects the gross amount charged to the customer less the cost paid to the supplier. The Company also receives commissions from travel suppliers for processing reservations. To date all revenues have been derived from such transactions.

         Revenues derived in the future from annual memberships or other activities where a time factor is involved will be deferred over the appropriate period and recognized as earned.

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

         On July 30, 2003 the Company entered into a two and three year employment Agreement with two employees. The agreement provided for 100,000 and 300,000 Shares of restricted common stock to be issued. The value of the compensation was based on the stock price on the agreement date of $0.42, a total $168,000. The Company issued the 400,000 shares November 14, 2003 and recorded compensation expense of $26,250 for period ended December 31, 2003 and deferred compensation of $141,750.

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

Item 8-A. CONTROLS AND PROCEDURES
          -----------------------

         Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of December 31, 2003, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

         During the quarter ended December 31, 2003, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

                                   ADVANCED REFRIGERATION TECHNOLOGIES, INC.

Dated: November 4, 2004                   By:  /s/ William M. Alverson
                                        --------------------------------
                                        William M. Alverson,
                                        President, Chief Financial Officer
                                        And Secretary