Form 10QSB
period 2004-09-30
Joystar Inc
filed 2004-11-22
CIK 1085661

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2004

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

The number of shares of the registrant's common stock as of September 30, 2004:
22,403,300 shares.

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


                                        JOYSTAR, INC.
                                (A Development Stage Company)
                                       BALANCE SHEETS
                             DECEMBER 31, 2003 AND   SEPTEMBER 30, 2004
----------------------------------------------------------------------------------------------

ASSETS

                                                                                 September 30,
                                                                   December 31,      2004
                                                                       2003       (UNAUDITED)
                                                                   ------------   ------------
Current assets:
    Cash                                                           $   136,319    $   107,370
    Other receivables                                                    2,000            100
    Prepaid expenses                                                     8,042          3,265
                                                                   ------------   ------------
     Total current assets                                              146,361        110,735
                                                                   ------------   ------------

Property and equipment, net                                             22,690         39,785
                                                                   ------------   ------------

     Total assets                                                  $   169,051    $   150,520
                                                                   ============   ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Accounts payable                                               $   132,198        126,110
    Accrued salaries and payroll taxes                                 198,474        293,695
    Accrued rent                                                        35,000         35,000
    Loans from shareholder                                              83,795             --
                                                                   ------------   ------------

     Total current liabilities                                         449,467        454,805
                                                                   ------------   ------------

Stockholders' equity (deficit):
    Preferred stock (no par value) 10,000,000 shares authorized;
       none issued                                                          --             --
    Common Stock, no par value, 50,000,000 shares authorized;
      21,051,277 and 22,403,300 shares issued and outstanding at
      December 31, 2003 and September 30, 2004, respectively         1,895,241      3,458,993
    Stock issued for deferred compensation                            (894,250)      (712,000)
    Stock subscribed not issued, 118,667 and 416,999 shares
      at December 31, 2003 and September 30, 2004,
      respectively                                                     176,800        623,800
    Deficit accumulated during development stage                    (1,458,207)    (3,675,078)
                                                                   ------------   ------------

     Total stockholders' (deficit)                                    (280,416)      (304,285)
                                                                   ------------   ------------

     Total liabilities and stockholders' equity                    $   169,051    $   150,520
                                                                   ============   ============

           The accompanying notes are an integral part of these financial statements

                                              3

                                                      JOYSTAR, INC.
                                              (A Development Stage Company)
                                                STATEMENTS OF OPERATIONS
                          FOR THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                         AND FOR THE PERIOD FROM INCEPTION (MAY 23, 2001) TO SEPTEMBER 30, 2004
                                                      (UN-AUDITED)
------------------------------------------------------------------------------------------------------------------------

                                                                                                             Cumulative
                                                                                                            amounts from
                                                                             For the          For the        inception
                                           For the nine    For the nine    three months     three months      (May 23,
                                           months ended    months ended       ended            ended         2001) to
                                           September 30,   September 30,    September        September       September
                                               2004             2003        30, 2004         30, 2003        30, 2004
                                           -------------   -------------   -------------   -------------   -------------
Income:
  Travel agent programs and
    commissions                            $     53,610    $     31,137    $     43,795    $     10,204    $    103,043
                                           -------------   -------------   -------------   -------------   -------------

Operating expenses:
  General and administrative                  1,046,394         444,576         796,246         232,122       1,909,162
  Marketing and sales                         1,221,502         155,473         552,888         116,413       1,744,788
                                           -------------   -------------   -------------   -------------   -------------
Total operating expenses                      2,267,896         600,049       1,349,134         348,535       3,653,950
                                           -------------   -------------   -------------   -------------   -------------

Loss from operations before interest and
taxes                                        (2,214,286)       (568,912)     (1,305,339)       (338,331)     (3,550,907)

Interest expense                                     --           4,705              --           4,705           5,644
Provision for taxes - State                       2,585              --              25              --           2,585
                                           -------------   -------------   -------------   -------------   -------------

Net loss                                   $ (2,216,871)   $   (573,617)   $ (1,305,364)   $   (343,036)   $ (3,559,136)
                                           =============   =============   =============   =============   =============

Loss per share                             $      (0.10)   $      (0.04)   $      (0.06)   $      (0.02)
                                           =============   =============   =============   =============

Weighted average number of common shares
outstanding                                  21,531,413      15,561,366      22,108,238      18,228,439
                                           =============   =============   =============   =============

             The accompanying notes are an integral part of these financial statements

                                                 4

                                                           JOYSTAR, INC.
                                                   (A Development Stage Company)
                                            STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                                        FROM INCEPTION (MAY 23, 2001) TO SEPTEMBER 30, 2004
----------------------------------------------------------------------------------------------------------------------------------

                                                                                                       Deficit
                                                  COMMON STOCK           Stock issued      Stock       Accumulated      Total
                                            ---------------------------      for         Subscribed    During the    Stockholders'
                                             Number of                     Deferred         not        Development      Equity
                                               Shares        Amount      Compensation      Issued        Stage         (Deficit)
                                            ------------   ------------  ------------   ------------  ------------   ------------
Balance at inception - May 23, 2001                  --    $        --   $        --    $        --   $        --    $        --
Stock issued for services                    16,715,000         16,715            --             --            --         16,715
Net loss                                             --             --            --             --       (16,715)       (16,715)
                                            ------------   ------------  ------------   ------------  ------------   ------------
Balance at December 31, 2001                 16,715,000         16,715            --             --       (16,715)            --
Stock issued various dates for cash
 at $1.50 per share                              70,667        105,998            --             --            --        105,998
Net loss                                             --             --            --             --      (306,673)      (306,673)
                                            ------------   ------------  ------------   ------------  ------------   ------------
Balance at December 31, 2002                 16,785,667        122,713            --             --      (323,388)      (200,675)
Shares canceled by majority
 shareholder                                 (3,000,000)            --            --             --            --             --
Stock issued various dates
 for cash at $1.50 per share                     94,932        142,300            --             --            --        142,300
                                            ------------   ------------  ------------   ------------  ------------   ------------
Balance June 11, 2003 date of
 acquisition of Joystar, Inc. shares
 in a reverse merger                         13,880,599        265,013            --             --      (323,388)       (58,375)
Cancel Joystar shares                       (13,880,599)            --            --             --            --             --
Advanced Refrigeration shares
 outstanding at June 11, 2003                 3,322,840             --            --             --            --             --
Issue Advanced Refrigeration
 Technologies, Inc. shares                   13,880,599             --            --             --      (115,942)      (115,942)
Stock issued pursuant to the stock
 option plan June 11, 2003 at
 market value of stock $0.03 per
 share                                          810,000         24,300            --             --            --         24,300
Stock issued for services                       215,000         15,000            --             --            --         15,000
Stock issued for past and future
 compensation                                 2,400,000      1,008,000            --             --            --      1,008,000
Future compensation deferred until earned            --             --      (894,250)            --            --       (894,250)
Stock issued various dates for cash
 at between $0.50 and $1.50 per share           394,267        531,500            --             --            --        531,500
Stock issued for services                        28,571         51,428            --             --            --         51,428
Stock subscribed not issued 118,667 shares           --             --            --        176,800            --        176,800
Net loss                                             --             --            --             --    (1,018,877)    (1,018,877)
                                            ------------   ------------  ------------   ------------  ------------   ------------
Balance at December 31, 2003                 21,051,277      1,895,241      (894,250)       176,800    (1,458,207)      (280,416)

Stock issued for services                       649,800        788,272            --             --            --        616,772
Stock issued for cash                           702,223        775,480            --             --            --        946,980
Deferred compensation earned                         --             --       204,750             --            --        204,750
Deferred compensation                                --             --       (22,500)            --            --        (22,500)
Stock subscribed not issued 416,999 shares           --             --            --        447,000            --        447,000
Net loss                                             --             --            --             --    (2,216,871)    (2,216,871)
                                           ------------    ------------  ------------   ------------  ------------   ------------
Balance September 30, 2004 (Unaudited)      22,403,300     $ 3,458,993   $  (712,000)   $   623,800   $(3,675,078)   $  (304,285)
                                           ============    ============  ============   ============  ============   ============

                             The accompanying notes are an integral part of these financial statements

                                                                 5

                                                 JOYSTAR, INC.
                                         (A Development Stage Company)
                                           STATEMENTS OF CASH FLOWS
                             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                      AND CUMULATIVE FROM INCEPTION (MAY 23, 2001) TO SEPTEMBER 30, 2004
                                                 (UN-AUDITED)
-----------------------------------------------------------------------------------------------------

                                                                                          Cumulative
                                                                                         amounts from
                                                                                          inception
                                                        For the nine     For the nine   (May 23, 2001)
                                                        Months ended     months ended       through
                                                        September 30,    September 30,   September 30,
                                                            2004             2003            2004
                                                       ------------     ------------     ------------
Cash flows from operating activities:
   Net loss                                            $(2,216,871)     $  (573,617)     $(3,559,136)

Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation                                             5,876            1,068            8,484
    Stock issued or subscribed for services              1,089,522          116,806        1,310,715
Changes in assets and liabilities:
    (Increase) decrease in prepaid expenses                  4,777           (3,000)          (3,265)
    (Increase) decrease in other receivables                 1,900           (2,382)            (100)
    (Decrease) increase in accounts payable                 (6,088)          24,000          126,110
    Increase in accrued salaries and payroll taxes          95,221          115,717          293,695
    Increase in rent accrual                                    --          (19,000)          35,000
                                                       ------------     ------------     ------------

       Net cash used in operations                      (1,025,663)        (340,408)      (1,788,497)
                                                       ------------     ------------     ------------

Cash flows used by investing activities:
    Acquisition of fixed assets                            (22,971)         (19,979)         (48,269)
                                                       ------------      ------------     ------------

        Net cash used by investing activities              (22,971)         (19,979)         (48,269)
                                                       ------------      ------------     ------------

Cash flows from financing activities:
    Issuance of common stock                               775,480          142,300        1,555,278
    Reduction of shareholders loan, issued
       60,000 shares of common stock                       (83,295)              --          (83,295)
    Net issuance of common stock for cash                  692,185               --           82,295
    (Decrease) Increase in shareholder loans                  (500)          27,020               --
    Subscribed stock not issued                            328,000          383,400          504,800
    Payment of debt assumed in reverse acquisition              --          (70,000)        (115,942)
                                                       ------------     ------------     ------------

        Net cash from financing activities               1,019,685          482,720        1,944,136
                                                       ------------     ------------     ------------

Net (decrease) increase in cash                            (28,949)         122,333          107,370

Cash, beginning of period                                  136,319            5,025               --
                                                       ------------     ------------     ------------

Cash, end of period                                    $   107,370      $   127,358      $   107,370
                                                       ============     ============     ============
SUPPLEMENTAL DISCLOSURE OF NON-CASH
       INVESTING AND FINANCING ACTIVITIES:
    Issuance or subscription of common stock
      for services                                     $ 1,089,522      $    29,300      $ 1,310,715
    Issuance of common stock for future services       $    22,500               --      $   712,000
    Issuance of common stock for loan payable          $    83,295               --               --
    Interest expense paid                                       --               --            5,644
    Income taxes paid                                  $     2,585               --      $     2,585
                                                       ============     ============     ============

              The accompanying notes are an integral part of these financial statements

                                                  6

                                  JOYSTAR, INC.
                          (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
               FOR THE NINE MONTHS ENDED SEPTEMBER, 2004 AND 2003
          AND CUMULATIVE FROM INCEPTION (MAY 23, 2001) TO SEPTEMBER 30, 2004
                                  (UN-AUDITED)
--------------------------------------------------------------------------------

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

2. INTERIM FINANCIAL INFORMATION
   -----------------------------

The financial statements of the Company as of September 30, 2004 and for the nine months ended September 30, 2004 and 2003 and related footnote information are un-audited. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the nine months ended September 30, 2004 and 2003 are not necessarily indicative of the results that may be expected for any future period. The balance sheet at December 31, 2003 was derived from audited financial statements.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted. These financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 2003

COMMON STOCK TRANSACTIONS
-------------------------
During the nine months ended September 30, 2004, the Company issued 702,223 shares of common stock in a private placement for a total sales price of $775,480 an average sales price of $1.10 per share. The Company has received subscriptions to purchase 535,666 shares of common stock at an average purchase price of $1.16.

During the nine months ended September 30, 2004 the Company issued 649,800 shares of common stock for services valued at the fair market value price of the Company's stock on the dates issued $788,272 and average of $1.21 a share.

Loans payable to shareholder at December 31, 2003, $83,295 were converted to 60,000 shares of common stock during the nine months ended September 30, 2004.

On August 27, 2004 the Company granted options to purchase 150,000 share of common stock under the Company's 2003 Equity Compensation Plan at $0.66 per share, 110% of the market price on that date.

LEGAL PROCEEDINGS
----------------

In March, 2004 a former employee of the Company who was terminated prior to the acquistion of Joystar, filed a lawsuit for breach of contract and specific performance relating to the exercise of options, among other causes of action. The Company considers the basis of the lawsuit without merit and intends to vigorously defend itself.

SUBSEQUENT EVENT
------------------

As of November 8, 2004, the Company commenced its private placement offering of up to $1,000,000 of units consisting of two shares of common stock and one warrant to purchase a share of common stock at an exercise price of $1.25 per share. Each unit is being sold at $2.00 purchase price. The units are offered by the Company to accredited investors only in reliance on Section 505 of the Regulation D of the Securities Act of 1933. 100,000 units have been subscribed as of November 12, 2004.

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

General

         Joystar, Inc., a California corporation, formerly Advanced Refrigeration Technologies, Inc. (the "Company") was incorporated in the State of California on February 5, 1998. On June 11, 2003, the Company acquired all of the issued and outstanding common stock of Joystar, Inc., a Nevada corporation ("Joystar") in exchange for the issuance by the Company of a total of 13,880,599 newly issued restricted shares of common voting stock to the Joystar shareholders pursuant the Agreement an Plan of Reorganization dated as of June 10, 2003. Joystar was incorporated on May 23, 2001. Prior to the issuance of the shares, the Company had 3,322,840 shares of common stock issued and outstanding. Subsequent to the exchange there were 17,203,439 shares issued and outstanding. The shareholders of Joystar own 81% of the common stock outstanding of the Company after the issuance of the 13,880,598 shares. Concurrent with the acquisition of Joystar the Company disposed of the fan control business extinguishing approximately $125,000 of debt for $105,000 of fan control assets.

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

         As of June 4, 2004 Joystar, Inc., a Nevada corporation was officially merged with and into Joystar, Inc., a California corporation (formerly Advanced Refrigeration Technologies, Inc.).

         The following discussion should be read in conjunction with selected financial data and the financial statements and notes to financial statements.

RESULTS OF OPERATIONS
---------------------

         The Company had sales of $53,610 for the nine months ended September 30, 2004 as compared to $31,137 for the nine months ended September 30, 2003. To date income has been generated only by travel agent programs and commissions on travel sales. Sales from inception total $103,043 and the Company is accounted for as a development stage company. The Company is allocating substantial monies and effort to enlist travel agents into its travel network in order to increase income levels to a profitable level. During the quarter ended September 30, 2004 the Company has had more success in signing up agents, generating about $39,000 in revenue from this activity.
(See infomercial in marketing and sales expense)

         General and administrative expenses for the nine months ended September 30, 2004 were $1,046,394 as compared to $444,576 for the nine months ended September 30, 2003, an increase of $601,818 due primarily to the increases in salaries of $399,000, professional fees of $123,000, rent $27,000, travel and entertainment of $41,000 and a general increase in other expenses due to increased activity.

         Marketing and sales expenses for the nine months ended September 30, 2004 were $1,221,502 as compared to $155,473 for the nine months ended September 30, 2003, an increase of $1,066,029. This was due to increases in independent contractor marketing expenses $418,000 and sales and marketing expense $650,000 including production of an infomercial. The Company is expecting the infomercial to generate substantial interest by agents to join the Company. However, there can be no assurance of the realization of such expectations by the Company.

LIQUIDITY AND SOURCES OF CAPITAL
---------------------------------

         At September 30, 2004 the Company had a cash balance of $107,370 as compared to a cash balance of $136,319 at December 31, 2003.

         Loans payable to shareholder at December 31, 2003, $83,295 were converted to 60,000 shares of common stock during the nine months ended September 30, 2004.

         The Company had negative working capital at September 30, 2004. To date the Company has financed operations by issuance of shares of common stock in private placements $1,555,278, stock subscribed for cash of $504,800 and the issuance of shares for services $1,310,715.

         During the nine months ended September 30, 2004, the Company issued 702,223 shares of common stock in a private placement for a total purchase price of $775,480 an average purchase price of $1.10 per share. The Company has received subscriptions to purchase 535,666 shares of common stock at an average purchase price of $1.16.

         During the nine months ended September 30, 2004 the Company issued 649,800 shares of common stock for services valued at the fair market value price of the Company's stock on the dates issued $788,272 and average of $1.21 a share.

ITEM 3.  Controls and Procedures

         Our President and Treasurer/Chief Financial Officer (the "Certifying Officer") is responsible for establishing and maintaining disclosure controls and procedures and internal controls and procedures for financial reporting for the Company. The Certifying Officer has designed such disclosure controls and procedures and internal controls and procedures for financial reporting to ensure that material information is made known to him, particularly during the period in which this report was prepared. The Certifying Officer has evaluated the effectiveness of the Company's disclosure controls and procedures and internal controls and procedures for financial reporting as of September 30, 2004 and believes that the Company's disclosure controls and procedures and internal controls and procedures for financial reporting are effective based on the required evaluation. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Item 2. Changes in securities and use of proceeds

During the nine months ended September 30, 2004, the Company issued 702,223 shares of common stock in a private placement for a total purchase price of $775,480 an average purchase price of $1.10 per share. The Company has received subscriptions to purchase 535,666 shares of common stock at an average purchase price of $1.16. The shares of the Company's common stock were issued and sold in reliance upon the exemption provided by Section 4(2) and Section 506 of Regulation D of the Securities Act of 1933. The offers and sales in the Company's private placement were made to accredited investors only. The proceeds were used for working capital.

During the nine months ended September 30, 2004 the Company issued 649,800 shares of common stock for services valued at the fair market value price of the Company's stock on the dates issued $788,272 an average of $1.21 a share.

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

                                             JOYSTAR, INC.
Date: November 15, 2004
                                             By    /s/ William Alverson
                                                ---------------------------
                                                       President