Form 10KSB
period 2004-12-31
Joystar Inc
filed 2005-04-15
CIK 1085661

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

         [X]   ANNUAL REPORT PUSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

               95 Argonaut St. First Floor, Aliso Viejo, CA 92656
                    ----------------------------------------
                    (Address of Principle Executive Offices)

                                 (949) 837-8101
          -------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

      Securities Registered Pursuant to Section 12(b) of the Exchange Act:

                                      None

      Securities Registered Pursuant to Section 12(g) of the Exchange Act:

                         Common Stock, $0.001 Par Value

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ]No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The registrant's revenues for its most recent fiscal year were $62,087.

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 7, 2005 was $2,332,768 based upon the market price of the registrant's Common Stock of $0.42 as of April 7, 2005.

The number of the Company's shares of Common Stock outstanding as of April 7, 2004 was 23,957,633. The registrant has no outstanding non-voting common equity.

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [X]

                                  JOYSTAR, INC.
                            FORM 10-KSB ANNUAL REPORT
                 AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2004
                                TABLE OF CONTENTS

Forward-Looking Statements

                                     PART 1

Item 1.     Description of Business                                           4

Item 2.     Description of Property                                          18

Item 3.     Legal Proceedings                                                18

Item 4.     Submission of Matters to a Vote of Security Holders              18


                                     PART II

Item 5.     Market for Common Equity, Related Stockholder Matters and
              Small Business Issuer Purchases of Equity Securities           19

Item 6.     Management's Discussion and Analysis or Plan of Operation        21

Item 7.     Financial Statements                                             23

Item 8.     Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure                                       24

Item 8A.    Controls and Procedures                                          24

Item 8B.    Other Information                                                24


                                    PART III

Item 9.     Directors and Executive Officers of the Registrant               25

Item 10.    Executive Compensation                                           16

Item 11.    Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters                     28

Item 12.    Certain Relationships and Related Transactions                   28

Item 13.    Exhibits                                                         29

Item 14.    Principal Accountant Fees and Services                           29

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

                                     PART I

Item 1.  DESCRIPTION OF BUSINESS
         -----------------------

Overview

Joystar, Inc., a California corporation ("Joystar", "Company" or "we") is one of the fastest growing travel agency networks. The Company specializes in selling complex travel products including cruises, vacation packages and group travel through its national sales force of over 1,300 of independent travel agents. Joystar's comprehensive business solutions combine innovative technology, marketing opportunities and expert support services to independent and home-based travel agents giving them more time to sell travel. With Joystar, professional travel agents can concentrate on promoting travel and servicing their clients without the administrative and financial burden of owning/operating a traditional storefront travel agency.

The Company maintains its corporate offices at 95 Argonaut St. First Floor, Aliso Viejo, CA 92656. The Company's telephone number is (949) 837-8101.

Business of the Company

Joystar specializes in selling complex travel products including cruises, vacation packages and group travel through its national sales force of over 1,300 of independent travel agents. As of April 14, 2005 the Company's membership was 1,385 agents. Joystar's main revenue models are:

TRAVEL AGENCY MODEL

Under the travel agency model, the Company acts as either an intermediary, or a merchant. When we transact travel bookings acting as an intermediary in the transaction, we pass a customer's reservation to the travel supplier (airline, hotel, cruise line, car rental, etc.). The Company receives a commission from the travel supplier after the travel is completed. In the agency transaction, the supplier sets the retail price paid by the customer, and is the merchant of record for the transaction. In a merchant transaction, Joystar receives access to consolidator fares (wholesale airline seats and hotel rooms) from suppliers at deeply discounted negotiated rates. Joystar determines the "mark-up" and processes the transactions as the merchant of record. Acting as a merchant enables Joystar to achieve a higher level of gross profit than in the agency model and generally provides better prices to customers than an agency transaction. Integrating merchant inventory with the online booking technology platform enables the Company to create a significant benefit to the Company's agents, customers and preferred suppliers.

HOST AGENCY MODEL

The Company provides syndicated technology, hosting, and support services to a growing network of professional home-based travel agents. Joystar provides its agents with all of the training, tools and back office support for them to operate a successful and rewarding business. In addition to the commissions earned, Joystar's national sales force of independent agents are granted stock options in the Company. Additional benefits to Joystar agents include access to Solo 401K retirement plans and 529 college saving plans for the agents' children and grandchildren.

PROFESSIONAL HOME-BASED TRAVEL AGENTS

Experienced travel agents and travel agency owners are closing their "storefronts" en masse in an effort to control costs. The Company has developed three programs to address the unique needs of its travel agents.

Agent Advantage Pro and Pro-100 Programs for Agents

PRO-100 offers independent and home-based travel agents all of the benefits of the Company's popular, AGENT ADVANTAGE PRO, including a consumer website and "Agents Only" extranet and live toll free support. The difference between the two programs: Agent Advantage is free and agents receive 90% of the commissions they generate and the monthly fee for Pro-100 is $199/month and receive 100% of the commissions they generate. Pro-100 was developed for our agents who generate more than $24,000 in gross commissions annually. Pro-100 further enhances an agent's opportunity by passing 100% of the commissions back to them. Joystar benefits as well from the fixed membership fees and the value of the member's total bookings and allows the Company to negotiate better commissions and overrides with the supplier company.

HAP*E is the Company's private-labeled, enterprise solution designed for host travel agencies. Enterprise Hap*E program was created for the thousands of agency owners, managers, and enterprising travel agents. Joystar enables these agents to operate their own "micro" host agencies. The fees for Hap*E members begin at $299 per month. Included is the master host agency website as well as the ability to manage up to ten sub-agents all with their own personalized websites. Every agent receives access to all Joystar's tools, booking engines, and marketing programs. The monthly fees go up in $100 per month increments with each new level offering the ability to manage ten additional agents.

NEW TRAVEL AGENTS

According to the Department of Labor statistics over 13 million people operate a home-based business. And over 1,500 new home-based businesses are opened every day. The technology advances within the industry have made it very easy for people without any traditional travel agency experience to succeed as home-based travel agents. The benefits of "owning a travel agency" for less than $500, appeals to a large diverse group of people. From small business owners, to home-based and internet entrepreneurs - stay at home moms to affluent travelers
- Web masters and super-affiliates to every church, little league, and other non-profit in the world. The potential market for this model is in the hundreds of thousands of home-based travel agents and affiliates. In order to ensure the success of new agents and improve the income of Joystar's experienced agents, the Company is developing a "mentor" program. Each new agent will be assigned to a qualifying experienced agent that will provide guidance during their training period. The commission generated during this mentorship will be shared between the trainee and the mentor.

Revenues from transaction fees and commissions, generated by the agents from booking travel with their clients, are shared between Joystar and the agent. Joystar aims to develop a membership base of 150,000 part-time, home-based agents, and online affiliates over the next 5 years. The majority of the members' annual renewal fees in this segment will be $149. We believe that with the tools, marketing resources and support we provide to their agents, they will produce an average of $10,000 per year in leisure bookings. Revenue on complex leisure travel is expected to be approximately 15%.

STRATEGY

When airlines stopped paying travel agency commissions and consumers began migrating to online agencies for flights, hotels, and cars, many predicted the demise of the travel agent community. Indeed, thousands of travel agencies did close their doors, but after three years of consolidation, the travel agent industry is experiencing an upturn, especially in the complex leisure products which include cruises, vacation packages, and group travel.
As professional travel agents are adapting and re-branding, a new business model is emerging - home-based travel agent hosting and IT outsourcing. There are roughly 25,000 small and mid-sized agencies in America with sales between $1 million and $5 million dollars. Of the estimated 100,000 travel agents here in the U.S., it is estimated that between 15,000-20,000 have already moved to home-based operations (Credit Suisse Report).

Independent agents and agency owners are looking for ways to increase revenues, reduce costs, and streamline operations. They are becoming more and more reliant on both technology and the Internet. Joystar relieves travel agents of their non-revenue producing tasks freeing them to do what they do best - sell travel. Members have access to the industry's most advanced booking engines empowering them to book flights, Web fares, car rentals, hotel reservations, cruises, vacations, insurance, and other travel related products.
Joystar is proving to be the hands-down choice for serious professionals that want to flourish in this changing and exciting time in the industry. Since the launch of its hosting program in August of 2004, Joystar has signed up over 1,100 agents making it the largest and fastest growing agency in the industry.

The Company's short-term goal is to be hosting 2,000 professional home based travel agents by the end of June of 2005 and 3,500-4,000 by year end. To reach that goal, the Company has implemented an aggressive marketing campaign targeting both home-based agents and traditional agents contemplating the move home.

We believe that the hosting models for professional home-based agents will complement our program for the over 13,000,000 Americans who are operating home-based businesses. In this model, the Company aims to enroll 50,000 members by the end of 2006 and 150,000 by 2010. To ensure the success of both experienced and inexperienced agents, the Company intends to assign part-time and novice agents to an experienced home-based agent. Revenues from corporate-assigned sub-agents will be split equally between the new agent, the booking agent, and Joystar. Joystar's strategy for reaching this massive group of home-based Entrepreneur covers multiple channels including marketing website, search engine optimization, Email Marketing and the Company's recently completed Infomercial.

TARGET MARKET

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

Consumers and suppliers rely on travel agents as intermediaries to provide information on their travel choices and help them purchase their trips. Joystar travel agents have access to comprehensive information on the availability and pricing of airline seats through global distribution systems. The Company makes it possible for our travel agents to provide consumers reliable, comprehensive travel information.

The Company has been able to combat the inefficiency and fragmentation of the industry with technology. Joystar uses technology to make the process of planning and purchasing travel easier for their agents and customers.

GEOGRAPHIC AREA OF SERVICES. The Company plans to offer travel planning services in the United Sates, the United Kingdom, Canada, and the Puerto Rico. Joystar products are planned to include direct-to- consumer travel planning services sold via the Internet and call centers, our co-branded private label business.

RECENT DEVELOPMENTS

On March 1, 2005, Joystar announced that the Company's membership had surpassed 1,000 professional, home-based agents. This milestone makes the Company not only one of the fastest growing, but also one of the largest host agency in the industry in terms of professional agent members. Joystar launched AGENT ADVANTAGE PRO, its hosting program for professional home-based agents in August of last year with an initial goal of reaching 500 members by July, 2005. In November the Company announced hitting the 500 agent mark and by year end membership had grown to over 700 agents.

A recent report by Credit Suisse/First Boston on the emerging home-based travel agency model estimates there are between 15,000-20,000 professional home-based travel agents in America. This number is expected to grow to over 30,000 by 2007 and near 50,000 by 2010. These professional agents, who have left their traditional storefront travel agencies to operate a home-based agency, represent an estimated $7.6 billion in travel sales.

On February 28, 2005 Joystar announced a new program for professional home-based travel agents. PRO-100 offers independent and home-based travel agents all of the benefits of the Company's popular AGENT ADVANTAGE PRO, including a consumer website, "Agents Only" extranet and live toll free support.

When implemented later this month, Joystar will offer two booking solutions, a consumer view and an "Agents Only" booking tool. This combination blends real-time access to cruise line inventory to deliver the best response times and closing ratios. The features included are:

Co-branded Private Label Cruise Web-Site - An easy, no maintenance solution providing cruise content, technology, and fulfillment with no up-front costs. Private Label Cruise Web-Site - Content, technology, and fulfillment services are housed in a customized user interface. Maintains look and feel as well as branding integrity of the partner's Web site. Connectivity as well as access to robust cruise content, including cruise descriptions, cabin categories, deck plans, amenities, and more.

In 2005, over 10 million passengers spent approximately $15 billion on cruises. According to a recent Credit Suisse/First Boston report on "The Emerging Home-based Travel Agency Model", it is estimated that the current 90/10 channel mix between travel agents and non-traditional sources (supplier direct and online agencies) will shift to roughly 75/25 by 2008. Joystar's online cruise booking solution will allow our agents to stay ahead of the curve.

The Cruise Booking Engine allows consumers and agents to book and manage cruise reservations online. The integration of the cruise booking engine will provide both consumers and travel agents with:

     - Access to over 30 cruise lines and real-time connectivity to 7 major cruise lines including - Carnival, Royal Caribbean, Celebrity, Norwegian Cruise Lines, Princess, Holland America and Windstar.

     - A comparative search engine that allows consumers and agents to search and compare up to four cruises side-by-side.

Joystar's home-based travel agents and pure online travel sellers that sell cruises now have a technology that will increase sales and enhance profit margins. The engine also benefits our cruise line partners by reducing sales and distribution expenses.

On March 15, 2005 Joystar announced the opening of The Joystar Miami Cruise Center and enhanced commission opportunities for the Company's travel agent network. The Florida based Cruise Center will assist our agents in growing their cruise business. The Joystar Miami Cruise Center adds another important support component to the largest segment of our business - cruises. Our agent members benefit from having access to our California support staff, along with a cruise support staff in Florida. The cruise center staff have years of experience in selling group and individual cruises.

The Miami Cruise Center has been recognized as a Carnival Top Account; a Radisson Seven Seas Cruises Top account; a Cunard Inner Circle Agency; a Holland America Centurion Agency; a Norwegian Cruise Lines Capitan's Club Agency; a Princess I-Excel Agency and has held Key Account status with Celebrity and Royal Caribbean Cruise Lines. These preferred supplier relationships give Joystar agents access to top account commission levels and special promotions. This, combined with our new online cruise booking engine, empowers Joystar members to compete head to head, with the likes of Expedia, Travelocity and other large cruise only agencies.

BUSINESS DEVELOPMENT

The Company is developing a global travel marketplace in which travel suppliers can reach, in a highly efficient manner, a large audience of consumers who are actively planning and purchasing complex travel products including cruises and vacation packages. As of April 4, 2005, the Company has a network of over 1,200 professional home-based agents.

In our quest to offer the best hosting services to professional travel agents, Joystar will begin development on iamatravelagent.com. The Web sites will target service-oriented consumers who are looking for an experienced travel professional to help them with their vacation planning. The site is intended to create consumer leads for qualifying travel agents. To receive consumer leads, travel agents must hold a professional designation from either The Travel Institute or, CLIA (Cruise Lines International Association), or IATAN. This qualification will be the primary value proposition for the consumers. They will know that they are dealing with "The Best of the Best" the travel industry has to offer. It will also promote further education and professional standards within the agent community. Agents that want to benefit from the leads generated on iamatravelagent.com.

INDUSTRY

According to a recent report by Credit Suisse/First Boston, there are approximately 20,000 professional travel agents working from their homes. That number is expected to grow to nearly 50,000 by 2010. This emerging group represents an estimated $7.6 billion annually in travel sales. While online travel continues to grow, travel agents are the dominant force in travel distribution, especially in the complex, high-grossing products including vacations, cruises, and group travel. A recent study conducted by the Cruise Line Industry, concluded that 90% of the 10 million people who went on a cruise last year, booked through a travel agent. THOUSANDS UPON THOUSANDS OF TRADITIONAL TRAVEL AGENCIES ARE CLOSING THEIR "STOREFRONT" OPERATIONS IN AN EFFORT TO REDUCE COSTS FUELING THE GROWTH OF THE HOME-BASED SEGMENT. JOYSTAR IS CAPITALIZING ON THIS RAPIDLY EMERGING MARKET BY PROVIDING THEM EVERYTHING THEY NEED TO SUCCEED.

Typical of traditional travel agencies in America, the competitive landscape in the Host Travel Agency space is highly fragmented. The American Society of Travel Agents reported recently that there are more than 25,000 "Mom & Pop" travel agencies, each hosting between one and five home-based agents. And while there are several "mid-tier" host agencies with sales ranging from $50 million to $100 million, no dominant player exists. Joystar aims to be that dominant player in that industry.

COMPANY'S BACKGROUND

Joystar, Inc.was incorporated in the State of California on February 5, 1998 under the name Advanced Refrigeration Technologies, Inc. Its original business operations consisted of designing, manufacturing and marketing an energy efficiency evaporator fan motor controller for walk-in refrigerators and freezers. The Company was unsuccessful in that business and was unable to continue its operations. Since August, 2002, the Company has been actively engaged in finding a potential investor to acquire the Company and bring in a new business.

The Acquisition of Joystar, Inc.

As of June 11, 2003, the Company consummated a transaction, whereby the Company acquired all of the issued and outstanding shares of Joystar, Inc., a Nevada corporation ("Joystar - Nevada") in exchange for the issuance by the Company of a total of 13,880,599 newly issued restricted shares of common voting stock to the Joystar-Nevada shareholders pursuant to the Agreement and Plan of Reorganization, dated as of June 10, 2003, by and between the Company and Joystar (the "Closing"). The Company issued a total of 13,880,599 shares of common stock of Company to Joystar-Nevada shareholders in the transaction. The Company paid $60,000 at the Closing of the transaction for some of the debts of Advanced Refrigeration Technologies, Inc., and assumed additional liabilities of Company in the approximate amount of $55,000. Upon the Closing, the all present officers of the Company resigned and William M. Alverson was appointed as the Company's President, Chief Financial Officer and Secretary. Upon the Closing, William M. Alverson was appointed to the Board of Directors of the Company. An additional director was appointed as of June 18, 2003. Immediately prior to the share exchange, there were approximately 3,322,840 shares of the Company's common stock issued and outstanding. As a result of the acquisition, there were approximately 17,203,439 shares of common stock issued and outstanding.

The Asset Sale and Purchase Contract which was entered by and between Advanced Refrigeration Technologies, Inc. and Advanced Refrigeration Controls, Inc, a newly formed corporation by the former shareholders of the Company, included the total assets consisting of inventories, fixed assets and patents for a total value of $85,063 and the assumption of liabilities including primarily former shareholders loans, for a total amount of $105,217. The Company had a gain of $20,154 on the disposition of assets and liabilities.

Merger of Joystar, Inc.

As of June 4, 2004 Joystar, Inc., a Nevada corporation and a wholly-owned subsidiary of the Company, was officially merged with and into Joystar, Inc., a California corporation (formerly Advanced Refrigeration Technologies, Inc.) pursuant to Section 1110(a) of the California Corporations Code and Section 92A.200 of Nevada Revised Statutes. In connection with the merger the Company provided for the name change from Advanced Refrigeration Technologies, Inc. to Joystar, Inc., pursuant to Section 1110(d) of the California Corporations Code. The merger and the name change was approved by the Company's Board of Directors pursuant to Section 1110(a). The shareholders approval of the Company was not required under the California law to effect the merger and the name change and was not obtained for this action.

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


Item 2.  DESCRIPTION OF PROPERTY
         -----------------------

The Company maintains its corporate offices in Aliso Viejo, California. The Company leased office space under an operating lease, which expired in April of 2005. The Company was advised that the building was being sold and the Company would be required to vacate. The Company acquired new office space and moved in February 2005, subsequent to the year ended December 31, 2004. The Company occupies approximately 6,135 square fees pursuant to the lease agreement entered on February 15, 2005. The Company pays $1.80 per square foot for the first 0-12 months, full service gross; $1.85 per square foot, full service gross for the next 13-24 months, and $1.90 per square, full service gross for the next 25-36 months. The lease agreement is for a term of 36 months with an option to extend for a period of three years.

Rental expense was $70,860 and $47,000 for the years ended December 31, 2004 and 2003, respectively.

We believe that our existing facilities are adequate to meet our current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms, although we have no assurance that future terms would be as favorable as our current terms.

The Company has not invested in any real property at this time nor does the Company intend to do so. The Company has no formal policy with respect to investments in real estate or investments with persons primarily engaged in real estate activities.


Item 3.  LEGAL PROCEEDINGS
         -----------------

In March, 2004 a former employee of the Company who was terminated prior to the acquisition of Joystar, filed a lawsuit in Orange County Superior Court for breach of contract and specific performance relating to the exercise of options, among other causes of action. A proposed settlement has been submitted to the Company in which the Company will issue an additional 300,000 shares and a cash payment of $12,700 for cost. As of the date of this report, this agreement has not yet been finalized. The Company's financial statements do not reflect any adjustment to record the possible settlement.

An independent third party stockbroker has filed a lawsuit against the Company for refusal to register certain shares to them. A proposed settlement has been submitted by the Company in which the Company will register an additional 138,600 shares. As of the date of this report, this agreement has not yet been finalized. The Company's financial statements do not reflect any adjustment to record the possible settlement.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2004.

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         -----------------------------------------------------------------
         Matters
         -------

PUBLIC MARKET

Joystar's common stock trades under the symbol JYSR on the NASD Over The Counter Bulletin Board (OTCBB). There were 115 shareholders of record as of April 7, 2005. The price of the Company's common stock as of April 7, 2005 WAS $0.46
(OPEN) AND $0.42 (CLOSE).

The company's high and low closing bid and close information for the fiscal years ended December 31, 2004 and 2003 is listed below as provided by the NASD OTC Bulletin Board. Quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions.

         -------------- ------------ ------------ ------------ ------------
         DATE           OPEN         HIGH         LOW          CLOSE*
         -------------- ------------ ------------ ------------ ------------
         JAN-04         2.20         3.20         1.90         2.79
         -------------- ------------ ------------ ------------ ------------
         FEB-04         2.65         3.00         2.05         2.25
         -------------- ------------ ------------ ------------ ------------
         MAR-04         2.25         3.00         0.84         1.95
         -------------- ------------ ------------ ------------ ------------
         APR-04         1.65         2.17         1.18         1.40
         -------------- ------------ ------------ ------------ ------------
         MAY-04         1.35         2.10         1.05         2.00
         -------------- ------------ ------------ ------------ ------------
         JUN-04         1.85         2.15         0.44         1.12
         -------------- ------------ ------------ ------------ ------------
         JUL-04         1.30         1.30         0.51         0.95
         -------------- ------------ ------------ ------------ ------------
         AUG-04         0.93         1.09         0.45         0.68
         -------------- ------------ ------------ ------------ ------------
         SEP-04         0.67         1.98         0.67         1.40
         -------------- ------------ ------------ ------------ ------------
         OCT-04         1.30         1.80         1.03         1.03
         -------------- ------------ ------------ ------------ ------------
         NOV-04         1.03         1.59         0.90         0.96
         -------------- ------------ ------------ ------------ ------------
         DEC-04         1.01         1.05         0.57         0.75
         -------------- ------------ ------------ ------------ ------------
         JAN-03         0.01         0.01         0.01         0.01
         -------------- ------------ ------------ ------------ ------------
         FEB-03         0.01         0.01         0.01         0.01
         -------------- ------------ ------------ ------------ ------------
         MAR-03         0.01         0.07         0.01         0.02
         -------------- ------------ ------------ ------------ ------------
         APR-03         0.02         0.04         0.01         0.04
         -------------- ------------ ------------ ------------ ------------
         MAY-03         0.03         0.03         0.03         0.03
         -------------- ------------ ------------ ------------ ------------
         JUN-03         0.03         1.00         0.03         0.68
         -------------- ------------ ------------ ------------ ------------
         JUL-03         0.68         0.68         0.40         0.55
         -------------- ------------ ------------ ------------ ------------
         AUG-03         0.55         2.35         0.55         2.10
         -------------- ------------ ------------ ------------ ------------
         SEP-03         2.08         2.40         1.05         1.80
         -------------- ------------ ------------ ------------ ------------
         OCT-03         1.80         2.05         1.60         1.90
         -------------- ------------ ------------ ------------ ------------
         NOV-03         1.90         2.00         1.55         2.00
         -------------- ------------ ------------ ------------ ------------
         DEC-03         2.00         2.25         1.35         2.20
         -------------- ------------ ------------ ------------ ------------

* Historical data provided by Commodity Systems, Inc.

DIVIDENDS

The Company does not expect to pay any dividends at this time. The payment of dividends, if any, will be contingent upon the Company's revenues and earnings, if any, capital requirements, and general financial condition. The payment of any dividends will be within the discretion of the Company's Board of Directors and may be subject to restrictions under the terms of any debt or other financing arrangements that the Company may enter into in the future. The Company presently intends to retain all earnings, if any, for use in the Company's business operations and accordingly, the Board does not anticipate declaring any dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

The Company acquired all of the issued and outstanding common stock of Joystar, Inc., a Nevada corporation ("Joystar") in exchange for the issuance by the Company of a total of 13,880,599 newly issued restricted shares of common voting stock dated as of June 10, 2003.

The Company issued 215,000 shares of common stock in payment of invoices for professional services of $15,000 in June, 2003.

The Company issued the 400,000 shares as of November 14, 2003 and recorded compensation expense of $63,000 for the year ended December 31, 2004 and $25,750 for period ended December 31, 2003.

Pursuant to an employment agreement for a Vice President of Business Development, the Company issued the 2,000,000 shares on November 14, 2003 and recorded compensation expense of $210,000 for the year ended December 31, 2004 and $87,500 for period ended December 31, 2003.

On November 11, 2003 the Company issued 28,571 common shares of restricted stock for services valued at the market price of the Company's stock on that date of $1.80, $51,428.

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

         During the year ended December 31, 2004, the Company issued 642,223 shares of common stock in a private placement for a total sales price of $692,185 an average sales price of $1.08 per share. During 2003 and 2004 the Company has received subscriptions to purchase 537,333 shares of common stock for $704,800 and authorized 150,000 shares subscribed for additional officers compensation $90,000 at December 31, 2004. Such 150,000 shares have not been issued yet.

         During the year ended December 31, 2004 the Company issued 1,475,133 shares of common stock for services valued at the fair market value price of the Company's stock on the dates issued $1,507,942 an average of $1.02 a share.

The shares issued in the private placements set forth above were issued in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act and Regulation D (Rules 505 and/or 506) promulgated under the Securities Act. The shares were offered and sold to investors who were "accredited investors" as defined in the Securities Act.

         Loans payable to shareholder at December 31, 2003, $83,295 were converted to 60,000 shares of common stock during the year ended December 31, 2004.

         As of November 8, 2004, the Company commenced its private placement offering of up to $1,000,000 of units consisting of four shares of common stock and one warrant to purchase a share of common stock at an exercise price of $1.25 per share. Each unit is being sold at $2.00 purchase price. The units are offered by the Company to accredited investors only in reliance on Section 505/506 of the Regulation D of the Securities Act of 1933. The Company issued 100,000 units (400,000 shares, $200,000) that were subscribed as of December 31, 2004 in February and March 2005.

The shares issued in the private placements set forth above were issued in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act and Regulation D (Rules 505 and/or 506) promulgated under the Securities Act. The shares were offered and sold to investors who were "accredited investors" as defined in the Securities Act.


         The Company has issued 320,000 shares of common stock for services rendered in February and March 2005 valued at $200,000.


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

Overview

Joystar specializes in selling complex travel products including cruises, vacation packages and group travel through its national sales force of over 1,300 of independent travel agents. As of April 14, 2005 the Company's membership was 1,385 agents. The Company's goal is to expand the size of our agency including offering superior value and making our services available to all. The effect of having such a massive and growing network of independent and home-based travel retailers all booking under the Joystar Agency umbrella is intended to significantly increase our sales and revenue, and building a strong brand recognition.

The thousands of travel agents who have migrated home or plan to make the move to a home-based operation are creating a virtual "land grab" in the host travel agency model. In the 3rd quarter of 2004, while still in the development stage of programs for professional agents and a program for developing new travel retailers, the Company made a strategic move to focus solely on experienced travel professionals. Our decision was based on the following factors:

     -    Weak value proposition to professional agents from competition

     -    Highly fragmented competition

     -    No dominant player existed

At the same time, because Joystar was an entrant to the travel industry, it had not yet advanced through the productivity and commission levels that the supplier community sets. By focusing on catering solely to professional agents, Joystar believes it could accomplish an absolutely vital goal maximizing the Company's commission levels. To accomplish this Joystar developed the most lucrative and highly rewarding in the Company's opinion, compensation plan in the industry. Over and above the cash compensation, we offer all our agents a stock option in the Company to tie them to our success.

Unlike our competitors who charge fees ranging from $150-$7,995 for similar programs, Joystar introduced a zero fee program, Agent Advantage Pro. Benefits included a free consumer Web site, and free access to "Agents Only" site. Our obvious strategy here was to build market share by signing on new home-based professional agents and to attract existing professional, home based agents away from our competing host agencies.

Because of our value proposition, we have been very successful in signing up new agents and eroding our competitors' market share. In just nine months, Joystar signed up over 1300 travel agents making it one of the fastest growing and largest agencies in the industry. However, in the first quarter of 2005, the Company still had one major goal to accomplish after the travel agents signed up, and that was to get 100% of them actively booking with Joystar's agency ID. (IATAN #or telephone number depending on the supplier.) For the last quarter of 2004, bookings were nacent because Joystar's commission levels were still lower than that of our more mature competitors (10%-12% compared to 14-16%).

Although our agents were booking some trips through us, we recognized that we would have to wait until our commission levels reached that of our competitors before we began to see the massive volumes of bookings that thousands of professional agents can generate.

In the first quarter of 2005, Joystar's commission levels with our preferred suppliers increased substantially. With the opening of the Miami Cruise Center in March, 2005, the enhanced commission levels that Joystar can now offer Independent travel agents are some of the most competitive in the industry in the Company's opinion.

Bookings in 2005 are rapidly escalating. Since opening the Miami Cruise Center in March, 2005, we have been able to offer our agents much higher commission levels. In the first two months of 2005 we booked approximately one million dollars in sales. In March, 2005, we booked approximately one million dollars in sales and we are on track to book sales over $1,500,000 in April, 2005. Based on this rate of increase, we expect to be booking approximately $5,000,000 per month in gross travel sales by the end of the second quarter. Each month we are adding 200-300 agents who we believe will book approximately $150,000 each in complex travel annually. Furthemore, based on our rapidly increasing size in terms of agents and their corresponding bookings, we will likely be at the same or higher levels of commissions than our competitors by the end of the second quarter of 2005. There are no assurances that the Company will be successful in its endeavors and expectations.

 Once these levels are met, Joystar will be able to concentrate on reinforcing its dominant position in the industry. We are on target to hit 2,000 professional agent members by the end of the second quarter and believe that the economies of scale and resulting critical mass will allow for a substantial leap in both booking volume and number of new travel agents. We believe we will have 3,500-4,000 agents by the end of the year and be at over 100 million dollars in annualized sales going into 2006.

According to a recent report issued by Credit Suisse/ First Boston, there are currently 15,000 to 20,000 professional, home based agents. This number is expected to grow to approximately 50,000 agents by 2010. In the management's opinion, Joystar is on track to have an approximate twenty percent market share by year end and aims to increase that to thirty percent market share by the end of 2007.

In order to fund the Company's growth, we have engaged an NASD member firm to provide investment banking services. The Company intends to raise approximately 5 million dollars in 2005 and apply for a listing on the American Stock Exchange in the fourth quarter. There are no assurances that such steps will be taken.

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

RESULTS OF OPERATIONS

For the Fiscal Year Ended December 31, 2004 Compared to the Fiscal Year Ended
-----------------------------------------------------------------------------
December 31, 2003
-----------------

The Company has been in the development stage since its inception.

Revenues for the year ended December 31, 2004 increased to $69,000 from $43,000 for the year ended December 31, 2003. The increase of $26,000 (60%), although in dollars is not significant, is a step forward and our accelerated signing up of additional travel agents as of the last quarter of 2004 and first quarter of 2005 should produce substantial increases in revenues for 2005.

Marketing and sales expenses for the year ended December 31, 2004 increased to $1,453,000 from $401,000 for the year ended December 31, 2003. The increase of $1,052,000, (263%) is due to the production of an infomercial and stock issued for marketing services.

General and Administrative expenses for the year ended December 31, 2004 increased to $1,967,000 from $655,000 for the year ended December 31, 2003. The increase of $1,312,000 (200%) is due primarily to the increased salaries and wages of $488,000, increase in use of independent contractors - $349,000, increased legal and accounting expenses related to SEC filings and lawsuit - $136,000, increased rent of $24,000, increased utilities of $20,000, increased insurance expense of $16,000, increased travel of $63,000 and an increase in all other general and administrative expenses of $229,000.

Interest expense for the year ended December 31, 2004 decreased to $0 as compared to $5,644 in the year ended December 31, 2003.

Net loss for the year ended December 31, 2004 increased to $3,371,000 from $1,018,000 for the year ended December 31, 2003. The increase in loss $2,353,000 (231%) was primarily due to the increased expenses detailed.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a cash balance of $283,869 at December 31, 2004 as compared to $136,319 at December 31, 2003.

The Company had negative working capital at December 31, 2004. The Company has been able to raise sufficient capital to continue operations by its securities. In 2002 the Company raised $105,000, in 2003 - $673,800 and in 2004, $692,185.
The Company has funded certain expenses by issuing shares for compensation and services. During the year ended December 31, 2003 the Company issued 3,453,571 shares valued at $1,098,728, of which $204,478 were for 2003 expenses, $273,000 were for 2004 and $621,250 were deferred to future year expenses. In the year ended December 31, 2004 the Company issued 1,475,133 shares valued at $1,507,942 for services.

The Company expects to finance the capital needed with additional issuances of its securities. In order to fund the Company's growth, the Company has engaged an NASD member firm to provide investment banking services. The Company intends to raise approximately 5 million dollars in 2005. There is no assurance that the Company will be able to secure such financing.


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

                REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

Board of Directors and Stockholders
Joystar, Inc.

We have audited the accompanying balance sheets of Joystar, Inc. (a development stage enterprise) (the Company) as of December 31, 2004 and 2003, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended and for the period from inception (May 23, 2001) through December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Joystar, Inc. as of December 31, 2004 and 2003, and the results of its operations and cash flows for the years then ended and for the period from inception (May 23, 2001) through December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed further in Note 3, the Company has been in the development stage since its inception (May 23, 2001) and continues to incur significant losses. The Company's viability is dependent upon its ability to obtain future financing and the success of its future operations. These factors raise substantial doubt as to the Company's ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Mendoza Berger & Company, LLP



Irvine, California
March 24, 2005

                                  JOYSTAR, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
________________________________________________________________________________

                                                     December 31,   December 31,
                                                        2004           2003
                                                     -----------    -----------
ASSETS

Current assets:
   Cash                                              $   283,869    $   136,319
   Other receivables                                         100          2,000
   Prepaid expenses                                       16,265          8,042
                                                     -----------    -----------
    Total current assets                                 300,234        146,361

Property and equipment, net                               37,327         22,690
                                                     -----------    -----------

    Total assets                                     $   337,561    $   169,051
                                                     ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Accounts payable                                  $   144,416    $   132,198
   Accrued salaries                                      172,038        150,235
   Accrued payroll taxes                                 203,970         48,239
   Accrued rent                                           35,000         35,000
   Loans from officers                                   259,834         83,795
                                                     -----------    -----------
     Total current liabilities                           815,258        449,467

Commitments and contingency                                   --             --

Stockholders' equity (deficit):
   Preferred stock, no par value, 10,000,000
      shares authorized; none issued                          --             --
   Common stock, no par value, 50,000,000
      shares authorized; 23,228,633 and
      21,051,277 shares issued and outstanding
      at December 31, 2004 and 2003, respectively      4,178,663      1,895,241
   Stock issued for deferred compensation               (621,250)      (894,250)
   Stock subscribed not issued, 887,333 shares
      and 118,667 shares at December 31, 2004
      and 2003, respectively                             794,800        176,800
   Deficit accumulated during development stage       (4,829,910)    (1,458,207)
                                                     -----------    -----------
     Total stockholders' equity (deficit)               (477,697)      (280,416)
                                                     -----------    -----------
     Total liabilities and stockholders'
       equity (deficit)                              $   337,561    $   169,051
                                                     ===========    ===========



    The accompanying notes are an integral part of these financial statements



                                       JOYSTAR, INC.
                                  STATEMENTS OF OPERATIONS
_________________________________________________________________________________________
                                                                               Cumulative
                                                                              amounts from
                                            For the year     For the year    inception (May
                                           ended December   ended December    23, 2001) to
                                            December 31,     December 31,     December 31,
                                               2004              2003             2004
                                            ------------     ------------     ------------
Income:
  Travel agent programs and commissions     $     68,995     $     43,170     $    118,428
                                            ------------     ------------     ------------


Operating expenses:
  General and administrative                   1,987,475          655,535        2,850,243
  Marketing and sales                          1,453,223          400,868        1,976,509
                                            ------------     ------------     ------------
Total operating expenses                       3,440,698        1,056,403        4,826,752
                                            ------------     ------------     ------------

Loss from operations before
  interest and taxes                          (3,371,703)      (1,013,233)      (4,708,324)
Interest expense                                      --            5,644            5,644
Provision for taxes - State                           --               --
                                            ------------     ------------     ------------

Net loss                                    $ (3,371,703)    $ (1,018,877)    $ (4,713,968)
                                            ============     ============     ============

Loss per share                              $      (0.15)    $      (0.06)
                                            ============     ============

Weighted average number of common shares
outstanding                                   21,863,227       18,106,979
                                            ============     ============




         The accompanying notes are an integral part of these financial statements


                                            F-3


                                                           JOYSTAR, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                        FROM INCEPTION (MAY 23, 2001) TO DECEMBER 31, 2004
_________________________________________________________________________________________________________________________________
                                                                                                       Deficit
                                                  COMMON STOCK           Stock issued      Stock       Accumulated      Total
                                            ---------------------------      for         Subscribed    During the    Stockholders'
                                             Number of                     Deferred         not        Development      Equity
                                               Shares        Amount      Compensation      Issued        Stage         (Deficit)
                                            ------------   ------------  ------------   ------------  ------------   ------------
Balance at inception - May 23, 2001                  --    $        --   $        --    $        --   $        --    $        --
Stock issued for services                    16,715,000         16,715            --             --            --         16,715
Net loss                                             --             --            --             --       (16,715)       (16,715)
                                            ------------   ------------  ------------   ------------  ------------   ------------
Balance at December 31, 2001                 16,715,000         16,715            --             --       (16,715)            --
Stock issued various dates for cash
 at $1.50 per share                              70,667        105,998            --             --            --        105,998
Net loss                                             --             --            --             --      (306,673)      (306,673)
                                            ------------   ------------  ------------   ------------  ------------   ------------
Balance at December 31, 2002                 16,785,667        122,713            --             --      (323,388)      (200,675)
Shares canceled by majority
 shareholder                                 (3,000,000)            --            --             --            --             --
Stock issued various dates
 for cash at $1.50 per share                     94,932        142,300            --             --            --        142,300
                                            ------------   ------------  ------------   ------------  ------------   ------------
Balance June 11, 2003 date of
 acquisition of Joystar, Inc. shares
 in a reverse merger                         13,880,599        265,013            --             --      (323,388)       (58,375)
Cancel Joystar shares                       (13,880,599)            --            --             --            --             --
Advanced Refrigeration shares
 outstanding at June 11, 2003                 3,322,840             --            --             --            --             --
Issue Advanced Refrigeration
 Technologies, Inc. shares                   13,880,599             --            --             --      (115,942)      (115,942)
Stock issued pursuant to the stock
 option plan June 11, 2003 at
 market value of stock $0.03 per
 share                                          810,000         24,300            --             --            --         24,300
Stock issued for services                       215,000         15,000            --             --            --         15,000
Stock issued for past and future
 compensation                                 2,400,000      1,008,000            --             --            --      1,008,000
Future compensation deferred until earned            --             --      (894,250)            --            --       (894,250)
Stock issued various dates for cash
 at between $0.50 and $1.50 per share           394,267        531,500            --             --            --        531,500
Stock issued for services                        28,571         51,428            --             --            --         51,428
Stock subscribed not issued 118,667 shares           --             --            --        176,800            --        176,800
Net loss                                             --             --            --             --    (1,018,877)    (1,018,877)
                                            ------------   ------------  ------------   ------------  ------------   ------------
Balance at December 31, 2003                 21,051,277      1,895,241      (894,250)       176,800    (1,458,207)      (280,416)

Stock issued for services                     1,475,133      1,507,942            --             --            --      1,507,942
Stock issued for cash                           642,223        692,185            --             --            --        692,185
Stock issued for note payable                    60,000         83,295            --             --            --         83,295
Deferred compensation earned                         --             --       273,000             --            --        273,000
Stock subscribed not issued 768,666 shares           --             --            --        618,000            --        618,000
Net loss                                             --             --            --             --    (3,371,703)    (3,371,703)
                                            ------------   ------------  ------------   ------------  ------------   ------------
Balance December 31, 2004                    23,228,633    $ 4,178,663   $  (621,250)    $  794,800   $(4,829,910)   $  (477,697)
                                            ============   ============  ============   ============  ============   ============



                             The accompanying notes are an integral part of these financial statements

                                                               F-4


                                         JOYSTAR, INC.
                                   STATEMENTS OF CASH FLOWS
______________________________________________________________________________________________
                                                                                   Cumulative
                                                                                  amounts from
                                                  For the year   For the year    inception (May
                                                     ended           ended        23, 2001) to
                                                  December 31,    December 31,    December 31,
                                                     2004            2003             2004
                                                  -----------     -----------     -----------
Cash flows from operating activities:
   Net loss                                       $(3,371,703)    $(1,018,877)    $(4,713,968)

Adjustments to reconcile net loss to net cash
 used in operating activities:
    Depreciation                                        8,765           2,608          11,373
    Stock issued for services                       1,780,942         204,478       2,002,135
Changes in assets and liabilities:
    Increase in prepaid expenses                       (8,223)         (8,042)        (16,265)
    Increase in other receivables                       1,900          (2,000)           (100)
    Increase in accounts payable                       12,218         122,480         144,416
    Increase in accrued salaries and
      payroll taxes                                   177,534         116,663         376,008
    Increase in accrued rent                               --         (19,000)         35,000
                                                  -----------     -----------     -----------

       Net cash used by operations                 (1,398,567)       (601,690)     (2,161,401)
                                                  -----------     -----------     -----------

Cash flows from investing activities:
    Acquisition of property and equipment             (23,402)        (22,892)        (48,700)
                                                  -----------     -----------     -----------

      Net cash used by investing activities           (23,402)        (22,892)        (48,700)
                                                  -----------     -----------     -----------

Cash flows from financing activities:
   Loans from officers                                259,334          21,218         259,334
   Issuance of common stock                           692,185         673,800       1,555,778
   Stock subscribed not issued                        618,000         176,800         794,800
   Payment of debt in reverse acquisition                  --        (115,942)       (115,942)
                                                  -----------     -----------     -----------

     Net cash provided by financing activities      1,569,519         755,876       2,493,970
                                                  -----------     -----------     -----------

Increase in cash                                      147,550         131,294         283,869
Cash at the beginning of the year                     136,319           5,025              --
                                                  -----------     -----------     -----------

Cash at the end of year                           $   283,869     $   136,319     $   283,869
                                                  ===========     ===========     ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
  Issuance of stock and stock subscribed
    ($22,500) for services                        $ 1,802,692     $   204,478     $ 2,023,885
  Income taxes paid                               $     2,585     $        --     $     2,585
  Shares issued for shareholder loan              $    83,295     $        --     $    83,295
  Interest paid                                   $        --     $     5,644     $     5,644



          The accompanying notes are an integral part of these financial statements

                                             F-5

                                  JOYSTAR, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
          AND CUMULATIVE FROM INCEPTION (MAY 23, 2001) TO DECEMBER 31, 2004

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

As of June 4, 2004 Joystar, Inc., a Nevada corporation and wholly owned subsidiary of the Company), was officially merged with and into Joystar, Inc., a California Corporation (formerly Advanced Refrigeration Technologies, Inc.). In connection with the merger the Company provided for the name change from Advanced Refrigeration Technologies, Inc. to Joystar, Inc. The merger and the name change was approved by the Company's Board of Directors. The Company no longer files consolidated financial statements. This merger had no effect on income for this or any prior period reported.

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

         REVENUE RECOGNITION
         --------------------
         The Company recognizes revenue when the earnings process is complete. The Company records revenues from travel related sales transactions where the Company both purchases from the supplier and sells to the customer the requested travel service. This is reflected in the Consolidated Statement of Operations at the net amount, which reflects the gross amount charged to the customer less the cost paid to the supplier. The Company also receives commissions from travel suppliers for processing reservations. (To date all revenues have been derived from such transactions.)

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

         NEW ACCOUNTING PRONOUNCEMENTS
         -----------------------------
         In December 2004 the FASB issued revised SFAS No. 123R, "Share-Based Payment". SFAS No. 123R sets accounting requirements for "share-based" compensation to employees and requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation. SFAS No. 123R is effective in interim or annual periods beginning after june 15, 2005. The Company will be required to adopt SFAS No. 123R in its third quarter of fiscal 2005 and currently discloses the effect on net (loss) income and (loss) earnings per share of the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". The Company is currently evaluating the impact of the adoption of SFAS 123R on its financial position and results of operations, including the valuation methods and support for the assumptions that underlie the valuation of the awards.

3. GOING CONCERN
   ------------

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


4. PROPERTY AND EQUIPMENT
   ----------------------

         Property and equipment consist of the following:

                                            DECEMBER 31, 2004  DECEMBER 31, 2003
                                            -----------------  -----------------

         Office furniture                    $       24,511     $       11,900
         Computers                                   24,189             13,398
                                             ---------------    ---------------

                                                     48,700             25,298
         Less: accumulated depreciation              11,373              2,608
                                             ---------------    ---------------

                                             $       37,327     $       22,690
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

         STOCK CANCELED
         --------------
         A majority shareholder canceled 3,000,000 shares of stock in anticipation of the acquisition of Advanced Refrigeration Technologies, Inc. on June 11, 2003.

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

         On July 30, 2003 the Company entered into a two and three year employment Agreements with two employees. The agreement provided for 100,000 and 300,000 Shares of restricted common stock to be issued. The value of the compensation was based on the stock price on the agreement date of $0.42, a total $168,000. The Company issued the 400,000 shares November 14, 2003 and recorded compensation expense of of $63,000 for the year ended December 31, 2004 and $25,750 for period ended December 31, 2003. The deferred compensation was $78,750 at December 31, 2004.

         On July 30, 2003 the Company entered into a four-year employment agreement for a Vice President of Business Development. The agreement provides for 2,000,000 shares of restricted Common stock to be issued. The value of the compensation was based on the stock price on the agreement date of $0.42, a total of $840,000. The Company issued the 2,000,000 shares November 14, 2003 and recorded compensation expense of $210,000 for the year ended December 31, 2004 and $87,500 for period ended December 31, 2003. The deferred compensation was $542,500 at December 31, 2004.

         On November 11, 2003 the Company issued 28,571 common shares of restricted stock for services valued at the market price of the Company's stock on that date $1.80, $51,428.

         During the year ended December 31, 2004, the Company issued 642,223 shares of common stock in a private placement for a total sales price of $692,185 an average sales price of $1.08 per share. During 2003 and 2004 the Company has received subscriptions to purchase 537,333 shares of common stock for $704,800 and authorized 150,000 shares subscribed for additional officers compensation $90,000 at December 31, 2004.

         During the year ended December 31, 2004 the Company issued 1,475,133 shares of common stock for services valued at the fair market value price of the Company's stock on the dates issued $1,507,942 an average of $1.02 a share.

         Loans payable to shareholder at December 31, 2003, $83,295 were converted to 60,000 shares of common stock during the year ended December 31, 2004.

         On August 27, 2004 the Company agreed to grant options to purchase 150,000 share of common stock under the Company's 2003 Equity Compensation Plan at $0.66 per share, 110% of the market price on that date. The options had not been issued at December 31, 2004

         As of November 8, 2004, the Company commenced its private placement offering of up to $1,000,000 of units consisting of four shares of common stock and one warrant to purchase a share of common stock at an exercise price of $1.25 per share. Each unit is being sold at $2.00 purchase price. The units are offered by the Company to accredited investors only in reliance on Section 505 of the Regulation D of the Securities Act of 1933. 100,000 units have been subscribed as of December 31, 2004.


6. LEGAL PROCEEDINGS
   -----------------

         In March, 2004 a former employee of the Company who was terminated prior to the acquisition of Joystar, filed a lawsuit in Orange County Superior Court for breach of contract and specific performance relating to the exercise of options, among other causes of action. A proposed settlement has been submitted to the Company in which the Company will issue an additional 300,000 shares and a cash payment of $12,700 for cost. As of the date of this report, this agreement has not yet been finalized. The Company's financial statements do not reflect any adjustment to record the possible settlement.

         An independent third party stockbroker has filed a lawsuit against the Company for refusal to register certain shares to them. A proposed settlement has been submitted by the Company in which the Company will register an additional 138,600 shares. As of the date of this report, this agreement has not yet been finalized. The Company's financial statements do not reflect any adjustment to record the possible settlement.

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

         On June 11, 2003 the Company granted and issued a total of 810,000 shares under the 2000 and 2002 stock compensation plans for services to the Company. The valuation of the shares issued were at the market price on the Grant date $0.03, $24,300.

 8. INCOME TAXES
    ------------

         The components of the deferred tax asset is as follows:

                                           DECEMBER 31, 2004   DECEMBER 31, 2003
                                           -----------------   -----------------
         Deferred tax assets:
           Net operating loss carry-forward  $    1,665,000      $     530,000

         Less: valuation allowance               (1,665,000)          (530,000)
                                             ---------------     --------------

         Net deferred tax assets             $           --      $          --
                                             ===============     ==============

         The Company's operations are headquartered in the State of California and are subject to California state income taxes. The Company had available approximately 4,170,000 and $1,328,000 of unused Federal and State net operating loss carry-forwards at December 31, 2004 and December 31, 2003, respectively that may be applied against future taxable income. These net operating loss carry-forwards expire through 2023 for Federal purposes. There is no assurance that the Company will realize the benefit of the net operating loss carry-forwards.

         SFAS No. 109 requires a valuation allowance to be recorded when it is more likely that some or all of the deferred tax assets will not be realized. At December 31, 2004 and 2003, valuations for the full amount of the net deferred tax asset were established due to the uncertainties as to the amount of the taxable income that would be generated in future years.


         Reconciliation of the differences between the statutory tax rate and the effective income tax rate is as follows:

                                              DECEMBER 31, 2004     DECEMBER 31, 2003
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
                                              =================     =================

9. COMMITMENTS
   -----------

         OPERATING LEASE
         ---------------
         The Company leased office space under an operating lease, which expired in April of 2005. The Company was advised that the building was being sold and the Company would be required to vacate. The Company acquired new office space and moved in February 2005, subsequent to the year ended December 31, 2004. The new lease is for 36 months with an option to renew for 36 months.

           Future payments on the operating lease are as follows:

                           2005                           $     110,430
                           2006                           $     135,584
                           2007                           $     139,265
                           2008                           $      23,313



         Rental expense was $70,860 and $47,000 for the years ended December 31, 2004 and 2003, respectively.

10. OFFICERS LOAN PAYABLE
    ----------------------

         The Company has an unsecured loan dated December 15, 2004, payable to officers $259,834 due on December 15, 2005 with interest at 6%.

11. SUBSEQUENT EVENT
    -----------------
         As of November 8, 2004, the Company commenced its private placement offering of up to $1,000,000 of units consisting of four shares of common stock and one warrant to purchase a share of common stock at an exercise price of $1.25 per share. Each unit is being sold at $2.00 purchase price. The units are offered by the Company to accredited investors only in reliance on Section 505 of the Regulation D of the Securities Act of 1933. The Company issued 100,000 units (400,000 shares, $200,000) that were subscribed as of December 31, 2004 in February and March 2005.

         The Company has issued 320,000 shares of common stock for services rendered in February and March 2005 valued at $200,000.

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

Item 8-A. CONTROLS AND PROCEDURES
          -----------------------

         Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of December 31, 2004, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

         During the quarter ended December 31, 2004, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 8B. OTHER INFORMATION
         -----------------

         The Company has an unsecured loan dated December 15, 2004, payable to William M.Alverson, its Chief Executive Officer in the amount of $259,834, due on demand with interest at 6%.

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         -------------------------------------------------------------
         Compliance with Section 16(a) of the Exchange Act
         -------------------------------------------------

The Directors and Executive Officers of the Company, and their ages, are as follows:

Name                      Age           Position
----                      ---           --------

William Alverson           40           Director, Chief Executive Officer and
                                        Chief Financial Officer

Katherine West             35           Director and Executive Vice President

William Fawcett            50           Director

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

William Fawcett, was appointed by the Board of Directors of Joystar as the director of the Company in November, 2004. Mr. Fawcett has an MBA from Harvard Business School, is a graduate of Loyola Law School and also graduated with honors from Boston College. Mr. Fawcett is on the Dean's Graduate School Advisory Board for Concordia University and is a professor for Concordia's Master of Business Administration (MBA) Entrepreneurial program. In addition to being an outside Director for Joystar, he also serves on the Board of Directors of Case Post, Inc. Fawcett has been the recipient of the Jordan Whitney Award for Infomercial Excellence, the Aurora Award for the Best Infomercial in 1997, Two Clios for production of direct-response TV commercials, a Cannes Film Award for Best Sports Documentary and a Spanish Infomercial Telemundo Award Best in Class. Other major accomplishments include writing with Peter Uberroth and Phil Donohue, "Sober Graduation," the model for high schools; the Nationally-acclaimed off-Broadway women's show "Breaking Free," and produced, wrote and directed "Celebrity Salute to City of Hope" infomercial.

KEY EMPLOYEES (NON EXECUTIVE EMPLOYEES)

BILL MORRIS - Senior Vice President Business Development. Mr. Morris is a 34-year travel professional with extensive experience in multiple fields of the travel industry including retail travel, wholesale tours and operations, charter operations, and franchise operations and supervises the Vice President of Agent Services and Vice President of Travel Services. Additionally he is responsible for meetings of preferred suppliers. He has authored training manuals for cruises, tours, sales and marketing, and mining leisure business from corporate accounts. Mr. Morris worked in the Corporate Travel Consortium Industry for seven years with such companies as Hickory Travel Systems where he was responsible for preferred supplier negotiations, agent training, meetings, a leisure travel reservation center to handle travel fulfillment for multiple travel clubs and Websites.

LARRY NORMAN, CTC, MCC, - Senior Vice President of Sales & Marketing. Mr. Norman brings more than eighteen (18) years of travel industry experience and over thirty-five (35) years of direct sales and management experience to his role at Joystar. He oversees sales and market planning for Joystar's home based agents. His industry experience includes President and CEO of Surfside Trips `n Travels in Surfside, Florida, where he built Vacation and Cruise Club to consist of over 65,000 members; and President and CEO of Ambassador Travel and Cruises. Experience includes presenting workshops for travel industry trade organizations, ASTA (American Society of Travel Agents); NACOA (National Association of Cruise Only Agencies); and ARTA (Association of Retail Travel Agents). Larry developed training for Norwegian Cruise Line; American Express; International Tours Inc.; GalaxSea Cruise and Tours; Hickory Travel Systems, and has been a popular! workshop presenter at each of the Travel Trade/CLIA (Cruise Line International Association) Cruise-A-Thons. In 1996, TRAVEL TRADE named him "The Educator of the Year."

JO BEEMER - Vice President of Agency Operations. Ms. Beemer brings more than 15 years of travel industry experience to her roll, overseeing Joystar's travel Agent Hosting and support services to our rapidly expanding sales force of experienced, home-based travel agents. Ms. Beemer's management background and experience providing business and leisure travelers with exceptional service will bring tremendous insight to Joystar's global network of independent travel agents. Her industry experience includes Managing Partner of a Specialty Tour Company, Quality Control Manager for online travel channel, Corporate Travel Counselor and Supervisor responsible for over 75 reservation agents. She has held positions at industry leaders including 1-800-FLY-CHEAP, American Express BTO, AAA Travel, and Travel and Transport.

JEANNINE GODSEY, ACC., - Vice President of Sales & Marketing, Vacation Division. Ms Godsey brings with her over 14 years of travel sales, marketing and communications experience along with her love for travel and music. For the last five years she has had extensive consulting and sales experience in the travel industry. Prior to that, Ms. Godsey specialized in travel marketing communications in the national advertising division of the ORANGE COUNTY REGISTER. Ms. Godsey's ability to build and maintain relationships with major vacation suppliers has lead to her great success and respect in the industry. She's always willing to do whatever it takes to fashion a dream holiday package for her clients no matter how great or small. Ms. Godsey volunteers her spare time to coordinate special events and travel for local and national youth and college sports teams.

ROBIN MOORE - Vice President of Agent Services. Mrs. Moore brings more than 20 years of travel industry experience to her role, which includes overseeing travel agent training and customer service. Robin's management training background and well-rounded knowledge of the industry will allow Joystar to provide superior training and support programs to a global network of Joystar Independent Travel Agents. Mrs. Moore's travel industry experience includes 12 years in Operations Management. In addition to overseeing the day-to-day activities of 80+ agents, Moore has been responsible for negotiating air and hotel contracts, analyzing equipment, systems, and procedures, and negotiating discounts and commissions with more than 100 vendors. She has authored the training manuals that have launched the careers for thousands of Travel Agents.

COMMITTEES

The Company does not currently have standing audit, nominating or compensation committees of the Board of Directors, or committees performing similar functions.

CODE OF BUSINESS CONDUCT AND ETHICS

         Our code of business conduct and ethics, as approved by our board of directors, is available in our SEC filings with the Commission. It will also be available on our website at www.joystar.com.

         We intend to satisfy the disclosure requirement under Item 10 of Form 8-K relating to amendments to or waivers from provisions of the code that relate to one or more of the items set forth in Item 406(b) of Regulation S-B, by describing on our Internet Website, within five business days following the date of a waiver or a substantive amendment, the date of the waiver or amendment, the nature of the amendment or waiver, and the name of the person to whom the waiver was granted.

         Information on our Internet website is not, and shall not be deemed to be, a part of this report or incorporated into any other filings we make with the Securities and Exchange Commission.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our common stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission, or the SEC. These officers, directors and stockholders are required by SEC regulations to furnish us with copies of all such reports that they file.

         Based solely upon a review of copies of such reports furnished to us during the fiscal year ended December 31, 2004 and thereafter, or any written representations received by us from reporting persons that no other reports were required, we believe that, during our fiscal 2004, all Section 16(a) filing requirements applicable to our reporting persons were met, however, some of the filings may have been filed late.


Item 10. Executive Compensation
         ----------------------

         The following table sets forth information concerning the annual and long-term compensation for services rendered during the last three fiscal years to our company in all capacities as an employee by our Chief Executive Officer and our other executive officers whose aggregate cash compensation exceeded $100,000 (collectively, the "named executive officers") during fiscal 2004 shown below.

Summary Compensation Table

                                                           Awards
                                                           ------
                                            Annual                     Other
Name and Position               Year        Salary        Bonus     Compensation
--------------------------------------------------------------------------------

William Alverson                2004         180,000                 $60,000 (2)
                                2003         120,000
CEO and CFO                     2002          46,000

Katherine West                  2004          88,500                 $30,000 (2)
                                2003          60,000
Executive VP                    2002          35,000

Rick R. McEwan                  2004            -0-        -0-          -0-
                                2003            -0-        -0-          -0-
former President(1)             2002          18,000       -0-          -0-

Allan E. Schrum                 2004            -0-        -0-          -0-
former Vice President           2003            -0-        -0-          -0-
Engineering (1)                 2002           4,500       -0-          -0-

Clare C. Schrum                 2004            -0-        -0-          -0-
former Secretary,               2003            -0-        -0-          -0-
Chief Financial Officer (1)     2002          13,500       -0-          -0-


(1) Positions were held until June, 2003.

(2) On August 27, 2004, the Company authorized 100,000 shares of common stock to be issued to Mr. Alverson and 50,000 shares of common stock to be issued to Ms. West for services rendered in fiscal year ended December 31, 2004 valued at $60,000 and $30,000, respectively. As of the date of this report, such 150,000 shares have not been issued yet.

On August 27, 2004, the Company approved a grant of options to purchase 150,000 shares of common stock under the Company's 2003 Equity Compensation Plan at $0.66 per share, 110% of the market price on that date to the Company's executive officers (100,000 options to be issued to Mr. Alverson and 50,000 options to be issued to Ms. West)for services rendered in the fiscal year ended December 31, 2004. The options had not been issued as of the date of this report.

COMPENSATION OF DIRECTORS

         The Company reimburses each Director for reasonable expenses (such as travel and out-of-pocket expenses) in attending meetings of the Board of Directors. Directors are not separately compensated for their services as Directors.

EMPLOYMENT AGREEMENTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

         The Company has not yet finalized the employment agreements with the Company's Chief Executive Officer, William M. Alverson and Katherine T. West, the Company's Executive Officer. The Company's Board of Directors approved the major terms of such employment agreements which include an annual salary of $180,000 for Mr. Alverson and the issuance of 100,000 shares of common stock and an option to purchase 100,000 shares of the Company's common stock. Ms. West's compensation includes an annual salary of $88,500, the issuance of 50,000 shares of common stock and an option to purchase 50,000 shares of the Company's common stock. None of the above shares or options have been issued yet.


Item 11. Securities Ownership of Certain Beneficial Owners and Management
         ----------------------------------------------------------------

The following table sets forth certain information regarding the beneficial ownership of the shares of Common Stock of the Company as of April 7, 2005, by
(i) each person who is known by the Company to be the beneficial owner of more than five percent (5%) of the issued and outstanding shares of common stock,
(ii) each of the Company's directors and executive officers, and (iii) all directors and executive officers as a group.

                                                          Percent of
                                     Number of            Outstanding
        Name and Address            Voting Shares        Voting Shares
        ----------------            -------------        -------------

     William M. Alverson             12,198,000 (1)          50.91%
     Director, President
     CFO & Secretary
     95 Argonaut St. First Floor
     Aliso Viejo, CA 92656

     Katherine T. West               12,198,000 (2)          50.91%
     Director, Ex.VP
     95 Argonaut St. First Floor
     Aliso Viejo, CA 92656

     William Fawcett                    100,000 (3)            *%
     95 Argonaut St. First Floor
     Aliso Viejo, CA 92656


     All directors and officers      12,298,000              51.00%
     as a group (2 persons)

(1) Includes 1,552,000 shares of common stock held by Katherine T. West with respect to which shares Mr. Alverson, her husband, disclaims beneficial ownership.

(2) Includes 10,646,000 shares of common stock held by William Alverson with respect to which shares Ms. West, his wife, disclaims beneficial ownership.

The Company had 23,957,633 shares of common stock issued and outstanding as of April 7, 2005. The Company had 115 shareholders as of April 7, 2005.


Item 12. Certain Relationships and Related Transactions
         ----------------------------------------------

         The Company has an unsecured loan dated December 15, 2004, payable to William M.Alverson, its Chief Executive Officer in the amount of $259,834, due on demand with interest at 6%.

         In March, 2005, Katherine T. West, the Company's director and Executive Vice President loaned the Company an amount equal to $105,997.

                                     PART IV

Item 13. Exhibits
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

Audit Fees: During 2004 and 2003 the Company paid Mendoza Berger & Company LLP a total of $10,000 and $7,700 for professional services rendered in connection with performance of our independent audits for the years ending December 31, 2003 and 2002, respectively.

All Other Fees: During 2004 and 2003 the Company paid Mendoza Berger & Company LLP a total of $28,833.50 and $11,000 for professional services rendered in connection with the reviews of the form 10-QSB's for the years ended December 31, 2004 and 2003, respectively.

Tax Fees: None

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                        JOYSTAR, INC.

Dated: April 15, 2005                   By:  /s/ William M. Alverson
                                        --------------------------------
                                        William M. Alverson,
                                        Chief Executive Officer, Chief Financial
                                        Officer And Secretary

        Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ William M. Alverson           Chief Executive Officer, Chief
                                   Financial Officer and Director           Date: 4/15/05
------------------------    (principal executive and financial officer)
   William M. Alverson

/s/ Katherine T. West                        Director                       Date: 4/15/05
------------------------
   Katherine T. West

/s/ William Fawcett                          Director                       Date: 4/15/05
------------------------
   William Fawcett