Form 10QSB
period 2005-03-31
Joystar Inc
filed 2005-05-23
CIK 1085661

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2005

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

             95 Argonaut St. Alisa Viejo, CA 92656, Telephone (949) 837-8101
 -------------------------------------------------------------------------------
    (Address of Principal Executive Offices, including Registrant's zip code and telephone number)

                          5 Whatney, Irvine, Ca. 92618
--------------------------------------------------------------------------------
                                 Former address

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

The number of shares of the registrant's common stock as of March 31, 2005:
23,973,633 shares.

Transitional Small Business Disclosure Format (check one):   Yes [ ]   No [X]

                                TABLE OF CONTENTS

                                                                            PAGE

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

(a)      Balance Sheets                                                      3
(b)      Statements of Operations                                            4
(c)      Statement of Stockholders' Equity (deficit)                         5
(d)      Statements of Cash Flows                                            6
(e)      Notes to Financial Statements                                       7

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations                   10

Item 3.  Controls and Procedures                                            12

PART II. OTHER INFORMATION                                                  13

Item 1.  Legal Proceedings

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6.

(a) Exhibits (b) Reports on Form 8K

SIGNATURES AND CERTIFICATES                                                  14


                                       JOYSTAR, INC.
                                       BALANCE SHEETS
                                        (UNAUDITED)

---------------------------------------------------------------------------------------

                                                               March 31,      December 31,
                                                                  2005            2004
                                                              -----------      -----------
                                           ASSETS

Current assets:
   Cash                                                       $    75,664      $   283,869
   Other receivables                                                2,454              100
   Prepaid expenses                                                40,201           16,265
                                                              -----------      -----------
    Total current assets                                          118,319          300,234

Property and equipment, net                                        48,438           37,327
                                                              -----------      -----------

    Total assets                                              $   166,757      $   337,561
                                                              ===========      ===========


                       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Accounts payable                                           $   157,888      $   144,416
   Accrued salaries                                               198,574          172,038
   Accrued payroll taxes                                          278,077          203,970
   Accrued rent                                                    35,000           35,000
   Loans from shareholder                                         365,831          259,834
                                                              -----------      -----------
     Total current liabilities                                  1,035,370          815,258

Commitments and contingency                                            --               --

Stockholders' equity:
   Preferred stock, no par value, 10,000,000
      shares authorized; none issued                                   --               --
   Common stock, no par value, 50,000,000
      shares authorized; 23,973,633 and 23,228,633
      shares issued and outstanding at March 31, 2005 and
      December 31, 2004, respectively                           4,585,163        4,178,663
   Stock issued for deferred compensation                        (553,000)        (621,250)
   Stock subscribed not issued, 487,333 shares and
      887,333 shares at March 31, 2005 and December
      31, 2004, respectively                                      594,800          794,800
   Accumulated deficit                                         (5,495,576)      (4,829,910)
                                                              -----------      -----------
     Total stockholders' (deficit)                               (868,613)        (477,697)
                                                              -----------      -----------
     Total liabilities and stockholders'
        equity (deficit)                                      $   166,757      $   337,561
                                                              ===========      ===========



         The accompanying notes are an integral part of these financial statements





                                      JOYSTAR, INC.
                                STATEMENTS OF OPERATIONS
                                       (UNAUDITED)

---------------------------------------------------------------------------------------


                                                         For the three     For the three
                                                         months ended      months ended
                                                        March 31, 2005    March 31, 2004
                                                         ------------      ------------

Revenues:
  Travel agent programs and commissions                  $    469,023      $     31,244
Cost of revenues                                              452,258                --
                                                         ------------      ------------
Net revenues                                                   16,765            31,244

Operating expenses:
  General and administrative                                  504,193           363,135
  Marketing and sales                                         178,238           340,950
                                                         ------------      ------------
Total operating expenses                                      682,431           704,085
                                                         ------------      ------------

Loss from operations before
  interest and taxes                                         (665,666)         (672,841)

Interest expense                                                   --                --
Provision for taxes - State                                        --                --

                                                         ------------      ------------

Net loss                                                 $   (665,666)     $   (672,841)
                                                         ============      ============

Loss per share                                           $      (0.03)     $      (0.03)
                                                         ============      ============

Weighted average number of common shares outstanding       23,438,466        21,086,332
                                                         ============      ============




        The accompanying notes are an integral part of these financial statements





                                                        JOYSTAR, INC.
                                           STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                         (UNAUDITED)

---------------------------------------------------------------------------------------------------------------------------------




                                                  COMMON STOCK           Stock issued      Stock                       Total
                                            ---------------------------      for         Subscribed                  Stockholders'
                                             Number of                     Deferred         not        Accumulated     Equity
                                               Shares        Amount      Compensation      Issued       (Deficit)    (Deficit)
                                            ------------   ------------  ------------   ------------  ------------   ------------

Balance at December 31, 2004                 23,228,633    $ 4,178,663   $  (621,250)   $   794,800   $(4,829,910)   $  (477,697)

Stock issued for services                       345,000        206,500            --             --            --        206,500
Stock issued for cash                           400,000        200,000            --       (200,000)           --             --
Deferred compensation earned                         --             --        68,250             --            --         68,250
Net loss                                             --             --            --             --      (665,666)      (665,666)
                                            ------------   ------------  ------------    ------------  ------------   -----------
Balance March 31, 2005                       23,973,633    $ 4,585,163   $  (553,000)    $  594,800   $(5,495,576)    $ (868,613)
                                            ============   ============  ============    ============  ============   ===========



                             The accompanying notes are an integral part of these financial statements






                                  JOYSTAR, INC.
                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

-------------------------------------------------------------------------------


                                                      For the three   For the three
                                                      months ended     months ended
                                                     March 31, 2005   March 31, 2004
                                                       ---------        ---------

Cash flows from operating activities:
   Net loss                                            $(665,666)       $(672,841)

Adjustments to reconcile net loss to net cash used
  in operating activities:
    Depreciation                                           2,889            1,540
    Stock issued for services                            274,750          239,750
Changes in assets and liabilities:
    Increase in bank overdraft                                --           28,320
   Decrease (increase) in prepaid expenses               (23,936)           5,042
    Decrease (increase) in other receivables              (2,354)           1,000
    Increase in accounts payable                          13,472           17,680
   Increase in accrued salaries and payroll taxes         26,536           41,954
    Increase in payroll taxes                             74,107               --
    Increase in accrued rent                                  --              466
                                                       ---------        ---------

       Net cash used by operations                      (300,202)        (337,089)
                                                       ---------        ---------

Cash flows from investing activities:
    Acquisition of property and equipment                (14,000)         (13,914)
                                                       ---------        ---------

      Net cash used by investing activities              (14,000)         (13,914)
                                                       ---------        ---------

Cash flows from financing activities:
   Loans from shareholders                               105,997               --
   Issuance of common stock                                   --           12,000
   Stock subscribed not issued                                --          202,684
                                                       ---------        ---------

     Net cash provided by financing activities           105,997          214,684
                                                       ---------        ---------

Increase in cash                                        (208,205)        (136,319)
Cash at the beginning of the period                      283,869          136,319
                                                       ---------        ---------

Cash at the end of the period                          $  75,664        $      --
                                                       =========        =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
  Issuance of stock for services                       $ 274,750        $ 239,750
  Income taxes paid                                    $      --        $      --
  Shares issued for shareholder loan                   $      --        $  83,295
  Interest paid                                        $      --        $      --
  Subscribed shares issued                             $ 200,000        $      --


The accompanying notes are an integral part of these financial statements


                                  JOYSTAR, INC.
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (UNAUDITED)

--------------------------------------------------------------------------------
1. BASIS OF PRESENTATION
   ---------------------

Joystar, Inc. a California corporation (" the Company") was incorporated on February 5, 1998. The Company specializes in selling complex travel products including cruises, vacation packages and group travel through its national sales force of independent travel agents.

All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the three months ended March 31, 2005 and 2004 are not necessarily indicative of the results that may be expected for any future period. The balance sheet at December 31, 2004 was derived from audited financial statements.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted. These financial statements should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2004.



2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   ------------------------------------------

         REVENUE RECOGNITION
         --------------------

         The Company recognizes revenue when the travel is completed and Joystar has been paid the corresponding commission from the supplier. The Company records revenues from travel related sales transactions where the Company both purchases from the supplier and sells to the customer the requested travel service. This is reflected in the Statement of Operations at the net amount, which reflects the gross amount charged to the customer less the cost paid to the supplier. The Company also receives commissions from travel suppliers for processing reservations.

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

3. GOING CONCERN
   -------------

         The accompanying financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America, contemplates the continuation of the Company as a going concern. However, the Company had been in the development stage since its inception, sustained significant losses and has used capital raised through the issuance of stock and debt to fund activities. Continuation of the Company as a going concern is contingent upon establishing and achieving profitable operations. Such operations will require management to secure additional financing for the Company in the form of debt or equity.

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

5. SUBSEQUENT EVENTS
   -----------------

         In April 2005 12,500 shares of common stock were issued in payment of compensation totalling $2,500 in accordance with an employment agreement.

         At various dates in April and May 2005 the Company issued 285,294 and 344,857 of common stock for services and $128,000 in cash, respectively.

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

General

         Joystar, Inc., a California corporation, (the "Company") was incorporated in the State of California on February 5, 1998.

Joystar specializes in selling complex travel products including cruises, vacation packages and group travel through its national sales force of over 1,300 of independent travel agents.

         These financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 2004.

RESULTS OF OPERATIONS
---------------------

         The Company had sales of $469,000 for the three months ended March 31, 2005 as compared to $31,000 for the three months ended March 31, 2004. The Company has expended significant time and money in promoting the benefits of travel agents aligning themselves with the Company. The Company now has an estimated over 1,300 agents using our online services for booking travel.


         General and administrative expenses for the three months ended March 31, 2005 were $504,000 as compared to $363,000 for the three months ended March 31, 2004, an increase of $141,000 due primarily to the increases in salaries of $52,000, independent contractor fees of $50,000 and a general increase in other expenses due to increased activity.

         Marketing and sales expenses for the three months ended March 31, 2005 were $178,000 down $163,000 from the $341,000 for the three months ended March 31, 2004. This was due to the Company's successful results of marketing over the past year.

LIQUIDITY AND SOURCES OF CAPITAL
---------------------------------

At March 31, 2005 our cash position required that we actively seek additional sources of capital. At March 31, 2005 the Company had a cash balance of $75,664 as compared to a cash balance of $283,869 at December 31, 2004.

The Company had negative working capital at March 31, 2005. To date the Company has financed operations by issuance of shares of common stock in private placements of 1,811,000 and issuance of shares for services in the amount of 2,777,000.

The Company expects to finance the capital needed with additional issuances of its securities. In order to fund the Company's growth, the Company has engaged an NASD member firm to provide investment banking services. The Company intends to raise approximately 5 million dollars in 2005. There is no assurance that the Company will be able to secure such financing.

ITEM 3.  Controls and Procedures

         Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of March 31, 2005, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

         During the quarter ended March 31, 2005, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds     NONE

Item 3. Defaults on Senior Securities                                   NONE

Item 4. Submission of Items to a Vote                                   NONE

Item 5. Other Information                                               NONE

Item 6.

(a) Exhibits
    --------

    Exhibit No.            Description
    -----------            -----------

    Exhibit 2.2            Articles of Merger (Nevada)

    Exhibit 2.3            Certificate of Ownership (California)

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

                                             JOYSTAR, INC.
Date: May 23, 2005
                                             By    /s/ William Alverson
                                                ---------------------------
                                               Chief Executive Officer and Chief
                                               Financial Officer