Form 10QSB/A
period 2005-03-31
Joystar Inc
filed 2005-07-01
CIK 1085661

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

         95 Argonaut St. Alisa Viejo, CA 92656, Telephone (949) 837-8101
--------------------------------------------------------------------------------
    (Address of Principal Executive Offices, including Registrant's zip code and telephone number)

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

------------------------------------------------------------------------------------------

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
                                                              ===========      ===========


         The accompanying notes are an integral part of these financial statements





                                      JOYSTAR, INC.
                                STATEMENTS OF OPERATIONS
                                       (UNAUDITED)

----------------------------------------------------------------------------------------


                                                         For the three     For the three
                                                         months ended      months ended
                                                        March 31, 2005    March 31, 2004
                                                         ------------      ------------

Revenues:
  Travel agent programs and commissions                  $     49,509      $     31,244
  Cost of revenues                                             32,744                --
                                                         ------------      ------------
Net revenues                                                   16,765            31,244

Operating expenses:
  General and administrative                                  504,193           363,135
  Marketing and sales                                         178,238           340,950
                                                         ------------      ------------
Total operating expenses                                      682,431           704,085
                                                         ------------      ------------

Loss from operations before
  interest and taxes                                         (665,666)         (672,841)

Interest expense                                                   --                --
Provision for taxes - State                                        --                --

                                                         ------------      ------------

Net loss                                                 $   (665,666)     $   (672,841)
                                                         ============      ============

Loss per share                                           $      (0.03)     $      (0.03)
                                                         ============      ============

Weighted average number of common shares outstanding       23,438,466        21,086,332
                                                         ============      ============


       The accompanying notes are an integral part of these financial statements



                                                        JOYSTAR, INC.
                                           STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                         (UNAUDITED)

----------------------------------------------------------------------------------------------------------------------------------




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
                                            ============   ============  ============    ============  ============   ===========


                             The accompanying notes are an integral part of these financial statements



                                  JOYSTAR, INC.
                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

------------------------------------------------------------------------------------


                                                      For the three   For the three
                                                      months ended     months ended
                                                     March 31, 2005   March 31, 2004
                                                     --------------   --------------

Cash flows from operating activities:
   Net loss                                            $(665,666)       $(672,841)

Adjustments to reconcile net loss to net cash used
  in operating activities:
    Depreciation                                           2,889            1,540
    Stock issued for services                            274,750          239,750
Changes in assets and liabilities:
    Increase in bank overdraft                                --           28,320
   Decrease (increase) in prepaid expenses               (23,936)           5,042
    Decrease (increase) in other receivables              (2,354)           1,000
    Increase in accounts payable                          13,472           17,680
   Increase in accrued salaries and payroll taxes         26,536           41,954
    Increase in payroll taxes                             74,107               --
    Increase in accrued rent                                  --              466
                                                       ---------        ---------

       Net cash used by operations                      (300,202)        (337,089)
                                                       ---------        ---------

Cash flows from investing activities:
    Acquisition of property and equipment                (14,000)         (13,914)
                                                       ---------        ---------

      Net cash used by investing activities              (14,000)         (13,914)
                                                       ---------        ---------

Cash flows from financing activities:
   Loans from shareholders                               105,997               --
   Issuance of common stock                                   --           12,000
   Stock subscribed not issued                                --          202,684
                                                       ---------        ---------

     Net cash provided by financing activities           105,997          214,684
                                                       ---------        ---------

Increase in cash                                        (208,205)        (136,319)
Cash at the beginning of the period                      283,869          136,319
                                                       ---------        ---------

Cash at the end of the period                          $  75,664        $      --
                                                       =========        =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
  Issuance of stock for services                       $ 274,750        $ 239,750
  Income taxes paid                                    $      --        $      --
  Shares issued for shareholder loan                   $      --        $  83,295
  Interest paid                                        $      --        $      --
  Subscribed shares issued                             $ 200,000        $      --


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

RESULTS OF OPERATIONS
---------------------

         On gross travel bookings of $469,000, the Company had revenues of $49,000 for the three months ended March 31, 2005 as compared to $31,000 for the three months ended March 31, 2004. The Company has expended significant time and money in promoting the benefits of travel agents aligning themselves with the Company. The Company now has an estimated over 1,300 agents using our online services for booking travel.

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

LIQUIDITY AND SOURCES OF CAPITAL
--------------------------------

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