Form 10QSB
period 2005-06-30
Joystar Inc
filed 2005-08-15
CIK 1085661

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2005

( ) Transition report pursuant of Section 13 or 15(d) of the Securities Exchange Act of 1939 for the transition period _______ to _______

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

         95 Argonaut St. Aliso Viejo, CA 92656, Telephone (949) 837-8101
--------------------------------------------------------------------------------
    (Address of Principal Executive Offices, including Registrant's zip code and telephone number)

--------------------------------------------------------------------------------
                                 Former address

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the registrant's common stock as of June 30, 2005:
27,857,383 shares.

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

                                       JOYSTAR, INC.
                                      BALANCE SHEETS
                                        (UNAUDITED)

------------------------------------------------------------------------------------------

                                                                June 30,      December 31,
                                                                  2005            2004
                                                              -----------      -----------

                                          ASSETS

Current assets:
   Cash                                                       $    88,318      $   283,869
   Other receivables                                               25,172              100
   Prepaid expenses                                                11,657           16,265
                                                              -----------      -----------
    Total current assets                                          125,147          300,234

Property and equipment, net                                        46,669           37,327
                                                              -----------      -----------

    Total assets                                              $   171,816      $   337,561
                                                              ===========      ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Accounts payable                                           $   190,401      $   144,416
   Accrued salaries                                                 2,061          172,038
   Accrued payroll taxes                                          376,708          203,970
   Accrued rent                                                    35,000           35,000
   Loans from shareholder                                             471          259,834
                                                              -----------      -----------
     Total current liabilities                                    604,641          815,258

Commitments and contingency                                            --               --

Stockholders' equity:
   Preferred stock, no par value, 10,000,000
      shares authorized; none issued                                   --               --
   Common stock, no par value, 50,000,000
      shares authorized; 27,857,383 and 23,228,633
      shares issued and outstanding at June 30, 2005 and
      December 31, 2004, respectively                           6,155,299        4,178,663
   Stock issued for deferred compensation                        (484,750)        (621,250)
   Stock subscribed not issued, 227,333 shares and
      887,333 shares at June 30, 2005 and December
      31, 2004, respectively                                      204,800          794,800
   Accumulated deficit                                         (6,308,174)      (4,829,910)
                                                              -----------      -----------
     Total stockholders' (deficit)                               (432,825)        (477,697)
                                                              -----------      -----------
     Total liabilities and stockholders'
        equity (deficit)                                      $   171,816      $   337,561
                                                              ===========      ===========


         The accompanying notes are an integral part of these financial statements.



                                              JOYSTAR, INC.
                                         STATEMENTS OF OPERATIONS
                                               (UNAUDITED)

---------------------------------------------------------------------------------------------------------

                                       For the six      For the six       For the three     For the three
                                       months ended     months ended      months ended      months ended
                                      June 30, 2005     June 30, 2004     June 30, 2005     June 30, 2004
                                      -------------     -------------     -------------     -------------
Gross Revenues:
  Travel commissions                  $    187,408      $     41,059      $    137,899      $      9,815
  Cost of revenues                         130,791                --            98,047                --
                                      -------------     -------------     -------------     -------------
  Net revenues                              56,617            41,059            39,852             9,815

Operating expenses:
  General and administrative             1,151,168           613,283           646,975           250,148
  Marketing and sales                      374,072         1,009,564           195,834           668,614
                                      -------------     -------------     -------------     -------------
Total operating expenses                 1,525,240         1,622,847           842,809           918,762
                                      -------------     -------------     -------------     -------------
Loss from operations before
  interest and taxes                    (1,468,623)       (1,581,788)         (802,957)         (908,947)

Interest expense                             9,641                --             9,641                --
Provision for taxes - State                     --              2,560               --             2,560
                                      -------------     -------------     -------------     -------------

Net loss                              $ (1,478,264)     $  (1,584,348)     $   (812,598)     $   (911,507)
                                      =============     =============     =============     =============

Loss per share                        $      (0.06)     $      (0.07)     $      (0.03)     $      (0.04)
                                      =============     =============     =============     =============

Weighted average number of common
 shares outstanding                     24,031,395        21,239,656        24,618,082        21,395,965
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



                                                           JOYSTAR, INC.
                                            STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                            (UNAUDITED)

----------------------------------------------------------------------------------------------------------------------------------


                                                   COMMON STOCK          Stock issued      Stock                        Total
                                            ---------------------------      for         Subscribed                  Stockholders'
                                             Number of                     Deferred         not        Accumulated      Equity
                                               Shares         Amount     Compensation      Issued       (Deficit)      (Deficit)
                                            ------------   ------------  ------------   ------------  ------------   ------------

Balance at December 31, 2004                 23,228,633    $ 4,178,663   $  (621,250)   $   794,800   $(4,829,910)   $  (477,697)

Stock issued for services                       705,294        366,891            --             --            --        366,891
Stock issued for cash                         2,582,070      1,140,270            --       (590,000)           --        550,270
Stock issued for note payable to shareholder    742,411        259,834            --             --            --        259,834
Stock issued for accrued payroll                571,429        200,000            --             --            --        200,000
Stock issued for interest                        27,546          9,641            --             --            --          9,641
Deferred compensation earned                         --             --        136,500            --            --        136,500
Net loss                                             --             --            --             --    (1,478,264)    (1,478,264)
                                            ------------   ------------  ------------   ------------  ------------   ------------
Balance June 30, 2005                        27,857,383    $ 6,155,299   $  (484,750)   $   204,800   $(6,308,174)    $ (432,825)
                                            ============   ============  ============   ============  ============   ============


                             The accompanying notes are an integral part of these financial statements.



                                      JOYSTAR, INC.
                                STATEMENTS OF CASH FLOWS
                                       (UNAUDITED)

----------------------------------------------------------------------------------------

                                                           For the six      For the six
                                                           months ended     months ended
                                                          June 30, 2005    June 30, 2004
                                                          -------------    -------------

Cash flows from operating activities:
   Net loss                                               $(1,478,264)     $(1,584,348)
Adjustments to reconcile net loss to net cash used
  in operating activities:
    Depreciation                                                6,739            3,638
    Stock issued for services                                 531,353          893,272
    Stock issued for interest                                   9,641
Changes in assets and liabilities:
    Decrease (increase) in prepaid expenses                     4,609              190
    Decrease (increase) in other receivables                  (25,072)           1,000
    Increase (decrease) in accounts payable                    45,985          (17,191)
    Increase in accrued salaries                                2,061           79,637
    Increase in payroll taxes                                 164,786               --
    Increase in accrued rent                                    7,952              466
                                                          ------------     ------------
       Net cash used by operations                           (730,210)        (623,336)
                                                          ------------     ------------

Cash flows from investing activities:
    Acquisition of property and equipment                     (16,081)         (15,594)
                                                          ------------     ------------
      Net cash used by investing activities                   (16,081)         (15,594)
                                                          ------------     ------------

Cash flows from financing activities:
   Increase (decrease) in loans from shareholders                 470             (500)
   Issuance of common stock                                   550,270          275,480
   Reduction of shareholder loan, subscribed
     60,000 shares of common stock                                 --          (83,295)
   Stock subscribed not issued                                     --          443,000
                                                          ------------     ------------
     Net cash provided by financing activities                550,740          634,685
                                                          ------------     ------------
Decrease in cash                                             (195,551)          (4,245)
Cash at the beginning of the period                           283,869          136,319
                                                          ------------     ------------
Cash at the end of the period                             $    88,318      $   132,074
                                                          ============     ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
  Issuance of stock for services                          $   531,353      $   893,272
  Income taxes paid                                       $        --      $        --
  Shares issued for shareholder loan                      $   259,834      $    83,295
  Shares issued for interest                              $     9,641      $        --
  Subscribed shares issued                                $   590,000      $        --
  Shares issued for accrued prior year compensation       $   172,038      $        --


       The accompanying notes are an integral part of these financial statements.

                                            6

                                  JOYSTAR, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (UNAUDITED)

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

All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the six months ended June 30, 2005 and 2004 are not necessarily indicative of the results that may be expected for any future period. The balance sheet at December 31, 2004 was derived from audited financial statements.

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

5. SUBSEQUENT EVENTS
   -----------------

         As of July 18, 2005, the Company sold in its private placement of up to $1,100,000, a total of 2,082,143 shares of its common stock, no par value per share, at a purchase price of $0.35 per share to institutional and accredited investors. Additionally, William M. Alverson, the Company's CEO and one other officer and director converted their respective loans to the Company totaling $575,000 to equity under the same terms. In addition to common stock shares, each subscriber received one warrant to purchase the Company's common stock for each two shares purchased. The warrants have the exercise price of $0.50 per share and expire in five years from the date of issuance. The warrants are subject to call provisions as described in the warrant agreement. The subscribers have certain registration rights to register the shares and the warrants purchased in the placement.

         The number of warrants outstanding at June 30, 2005 and subsequent to the shares issued in July were 821,443 and 1,862,514, respectively. The Company issued 20,000 shares of common stock for services in the amount of $10,300.

         Subsequent to June 30, 2005 the Company acquired the assets of Vacation and Cruise Resources, Inc. DBA Miami Cruise Center for $25,000 cash and 137,500 of restricted common shares valued at the closing price on the date of issue $70,125.


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

General

Joystar, Inc., a California corporation, (the "Company") was incorporated in the State of California on February 5, 1998.

Joystar is one of the nation's largest and fastest growing travel agency networks. The Company specializes in selling complex travel products including cruises, vacation packages and group travel through its national sales force of 2,200 professional travel agents. Joystar's comprehensive business combines innovative technology, marketing opportunities and expert support services to the Company's independent and home-based travel agents. The Company makes it possible for professional travel agents to concentrate on promoting travel and creating customer loyalty without the administrative and financial burden of owning/operating a traditional storefront travel agency.

These financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 2004.

RESULTS OF OPERATIONS
---------------------

Joystar experienced positive results in the following areas:

1.  Increase revenues from travel completed
2.  Increase bookings corresponding to revenue received
3.  Dramatic growth in agent memberships
4.  Increase in new travel bookings not yet completed
5.  Substantial reduction of debt (subsequent event)
6.  Attained positive net worth (subsequent event)

--------------------------------------------------------------------------------
The Company recognizes revenue when the travel is completed and Joystar has been paid the corresponding commission from the supplier.

Revenues recognized from travel completed for the quarter ended June 30, 2005, increased 252% to $126,222 compared to $50,031 for the previous quarter ended March 31, 2005.

Revenues recognized from travel completed for the six months ended June 30, 2005, increased 100% to $176,253 compared to $0 for the six months ended June 30, 2004.

Completed travel bookings for which Joystar was paid a commission for the quarter ended June 30, 2005 increased 255% to $1,367,477 compared to $535,788 for the previous quarter ended March 31, 2005.

Completed travel bookings for which Joystar was paid a commission for the six months ended June 30, 2005 increased 100% to $1,903,265 compared to $0 for the six months ended June 30, 2004.

During the same period, membership increased by 820 travel agents to 2,022.

Additionally, Joystar received new travel bookings (not completed) totaling over $4,300,000 during the 3 months ended June 30, 2005.

Marketing and sales expenses for the six months ended June 30, 2005 decreased $636,000 to $374,000 compared to $1,010,000 for the six months ended June 30, 2004. This was due to Company's successful results of marketing over the past year and the Company's ability to attract professional agents to its Network more cost effectively.

General and administrative expenses for the six months ended June 30, 2005 were $1,151,000 as compared to $613,000 for the six months ended June 30, 2004, an increase of $538,000 due primarily to the increases in employees and salaries of $356,000, insurance of $35,000, legal fees $31,000 and a general increase in other expenses due to increased activity.


LIQUIDITY AND SOURCES OF CAPITAL
--------------------------------

In July, the Company closed a $1,640,000 private placement which included $1,057,000 in cash and the conversion of $575,000 from debt to equity under the same terms. The Company issued 2,082,143 shares of common stock for $728,750 as part of the $1,627,000 financing. The Company intends to raise an additional 5 million dollars in 2005. The Company expects to finance the capital needed with additional issuances of its securities. In order to fund the Company's growth, the Company has engaged an NASD member firm to provide investment banking services. There is no assurance that the Company will be able to secure such financing.

At June 30, 2005 the Company had a cash balance of $88,318 as compared to a cash balance of $283,869 at December 31, 2004.

The Company had negative working capital at June 30, 2005. In July, the Company raised an additional $728,750 resulting in positive working capital. To date the Company has financed operations by issuance of shares of common stock in private placements of $3,011,000 and issuance of shares for services in the amount of $3,144,000 including new money.

Item 3.  Controls and Procedures

         Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of June 30, 2005, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

         During the quarter ended June 30, 2005, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds     NONE

Item 3. Defaults on Senior Securities                                   NONE

Item 4. Submission of Items to a Vote                                   NONE

Item 5. Other Information                                               NONE

Item 6.

(a)     Exhibits
        --------

        The following Exhibits are incorporated herein by reference or are filed with this report as indicated below.

        Exhibit No.        Description
        -----------        -----------

        Exhibit 10.1       Subscription Agreement

        Exhibit 10.2       Warrant Agreement

        Exhibit 10.3       Escrow Agreement

        Exhibit 10.4       Standstill Agreement

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

                                           JOYSTAR, INC.
Date: August 15, 2005
                                           By: /s/ William Alverson
                                               ---------------------------------
                                               Chief Executive Officer and Chief
                                               Financial Officer