Form 10QSB
period 2005-09-30
Joystar Inc
filed 2005-11-16
CIK 1085661

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the registrant's common stock as of September 30, 2005:
31,249,148 shares.

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

                                       JOYSTAR, INC.
                                      BALANCE SHEETS
                                        (UNAUDITED)
------------------------------------------------------------------------------------------
                                                              September 30,    December 31,
                                                                  2005            2004
                                                              -----------      -----------
                                          ASSETS
Current assets:
   Cash                                                       $   314,531      $   283,869
   Other receivables                                               71,317              100
   Prepaid expenses                                                46,572           16,265
                                                              -----------      -----------
    Total current assets                                          432,420          300,234
Property and equipment, net                                       121,969           37,327
Customer list                                                      55,125               --
                                                              -----------      -----------
    Total assets                                              $   609,514      $   337,561
                                                              ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable                                           $   189,771      $   144,416
   Accounts payable-merchants                                     226,820               --
   Accrued salaries                                                62,356          172,038
   Accrued payroll taxes                                          395,697          203,970
   Accrued rent                                                    35,000           35,000
   Loans from shareholder                                             472          259,834
                                                              -----------      -----------
     Total current liabilities                                    910,116          815,258

Commitments and contingency                                            --               --

Stockholders' equity:
   Preferred stock, no par value, 10,000,000
      shares authorized; none issued                                   --               --
   Common stock, no par value, 50,000,000
      shares authorized; 31,249,148 and 23,228,633
      shares issued and outstanding at September 30, 2005 and
      December 31, 2004, respectively                           7,221,486        4,178,663
   Stock issued for deferred compensation                        (419,500)        (621,250)
   Stock subscribed not issued, 227,333 shares and
      887,333 shares at September 30, 2005 and December
      31, 2004, respectively                                      204,800          794,800
   Accumulated deficit                                         (7,307,388)      (4,829,910)
                                                              -----------      -----------
     Total stockholders' (deficit)                               (300,602)        (477,697)
                                                              -----------      -----------
     Total liabilities and stockholders'
        equity (deficit)                                      $   609,514      $   337,561
                                                              ===========      ===========

         The accompanying notes are an integral part of these financial statements.

                                             3

                                              JOYSTAR, INC.
                                         STATEMENTS OF OPERATIONS
                                               (UNAUDITED)

-----------------------------------------------------------------------------------------------------------

                                       For the nine      For the nine       For the three     For the three
                                       months ended     months ended        months ended      months ended
                                   September 30, 2005 September 30, 2004 September 30, 2005 September 30, 2004
                                       -------------     -------------     -------------     -------------
Revenues                              $    469,884      $     53,610      $    282,476      $     43,795

Operating expenses:
  Selling expense                          355,925                --           225,134                --
  General and administrative             1,718,975         1,046,394           567,807           796,246
  Marketing expenses                       862,821         1,221,502           488,749           552,888
                                      -------------     -------------     -------------     -------------
Total operating expenses                 2,937,721         2,267,896         1,281,690         1,349,134
                                      -------------     -------------     -------------     -------------
Loss from operations before
  interest and taxes                    (2,467,837)       (2,214,286)         (999,214)       (1,305,339)

Interest expense                             9,641                --                --                --
Provision for taxes - State                     --              2,585               --                25
                                      -------------     -------------     -------------     -------------

Net loss                              $ (2,477,478)     $  (2,216,871)    $   (999,214)     $ (1,305,364)
                                      =============     =============     =============     =============

Loss per share                        $      (0.10)     $      (0.10)     $      (0.03)     $      (0.06)
                                      =============     =============     =============     =============

Weighted average number of common
 shares outstanding                     26,033,552        21,531,413        29,972,580        22,108,238
                                      =============     =============     =============     =============


                The accompanying notes are an integral part of these financial statements.

                                                    4


                                                           JOYSTAR, INC.
                                            STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                            (UNAUDITED)

------------------------------------------------------------------------------------------------------------------------------------


                                                      COMMON STOCK         Stock issued      Stock                         Total
                                               --------------------------      for         Subscribed                  Stockholders'
                                                Number of                    Deferred         not        Accumulated      Equity
                                                 Shares        Amount      Compensation     Issued        (Deficit)      (Deficit)
                                               ------------  ------------  ------------   ------------   ------------   ------------
Balance at December 31, 2004                    23,228,633   $ 4,178,663   $  (621,250)   $   794,800    $(4,829,910)   $  (477,697)

Stock issued for services                        1,877,416       754,591            --             --             --        754,591
Stock issued for cash                            4,664,213     1,748,632            --       (590,000)            --      1,158,632
Stock issued for note payable to shareholder       742,411       259,834            --             --             --        259,834
Stock issued for accrued payroll                   571,429       200,000            --             --             --        200,000
Stock issued for interest                           27,546         9,641            --             --             --          9,641
Stock issued for assets                            137,500        70,125            --             --             --         70,125
Deferred compensation earned                            --            --       201,750             --             --        201,750
Net loss                                                --            --            --             --     (2,477,478)    (2,477,478)
                                               ------------  ------------  ------------   ------------   ------------   ------------
Balance September 30, 2005                      31,249,148   $ 7,221,486   $  (419,500)   $   204,800    $(7,307,388)   $  (300,602)
                                               ============  ============  ============   ============   ============   ============


                             The accompanying notes are an integral part of these financial statements.


                                      JOYSTAR, INC.
                                STATEMENTS OF CASH FLOWS
                                       (UNAUDITED)
--------------------------------------------------------------------------------------------
                                                           For the nine     For the nine
                                                           months ended     months ended
                                                       September 30, 2005 September 30, 2004
                                                          -------------    -------------
Cash flows from operating activities:
   Net loss                                               $(2,477,478)     $(2,216,871)
Adjustments to reconcile net loss to net cash used
  in operating activities:
    Depreciation                                               10,701            5,876
    Stock issued for services                                 984,303        1,089,522
    Stock issued for interest                                   9,641
Changes in assets and liabilities:
    Decrease (increase) in prepaid expenses                   (30,307)           4,777
    Decrease (increase) in other receivables                  (71,217)           1,900
    Increase (decrease) in accounts payable                   272,175           (6,088)
    Increase in accrued salaries                               62,356             (945)
    Increase in payroll taxes                                 191,727           96,166
                                                          ------------     ------------
       Net cash used by operations                         (1,048,099)      (1,025,663)
                                                          ------------     ------------
Cash flows from investing activities:
    Acquisition of property and equipment                     (80,343)         (22,971)
                                                          ------------     ------------
      Net cash used by investing activities                   (80,343)         (22,971)
                                                          ------------     ------------
Cash flows from financing activities:
   Increase (decrease) in loans from shareholders                 472             (500)
   Issuance of common stock                                 1,158,632          692,185
   Stock subscribed not issued                                     --          328,000
                                                          ------------     ------------
     Net cash provided by financing activities              1,159,104        1,019,685
                                                          ------------     ------------
Increase (decrease) in cash                                    30,662          (28,949)
Cash at the beginning of the period                           283,869          136,319
                                                          ------------     ------------
Cash at the end of the period                             $   314,531      $   107,370
                                                          ============     ============
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
  Issuance of stock for services                          $   984,303      $ 1,089,522
  Income taxes paid                                       $        --      $     2,585
  Shares issued for shareholder loan                      $   259,834      $    83,295
  Shares issued for interest                              $     9,641      $        --
  Subscribed shares issued                                $   590,000      $        --
  Shares issued for accrued prior year compensation       $   172,038      $        --
  Shares issued for fixed assets and customer list        $    70,125      $        --
  Shares issued for future services                       $        --      $    22,500

       The accompanying notes are an integral part of these financial statements.

                                            6

                                  JOYSTAR, INC.
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)

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

All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the nine months ended September 30, 2005 and 2004 are not necessarily indicative of the results that may be expected for any future period. The balance sheet at December 31, 2004 was derived from audited financial statements.

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


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   ------------------------------------------

         REVENUE RECOGNITION
         --------------------

         The Company sells travel products and services through a merchant model and an agency model.

         Under the merchant model the Company records revenues from travel related sales transactions where the Company both purchases from the supplier and sells to the customer the requested travel service. This is reflected in the Statement of Operations at the net amount, which reflects the gross amount charged to the customer less the cost paid to the supplier at the time travel is completed.

         Under the agency model the Company receives commissions from travel suppliers for processing reservations and the income is recorded as earned.

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

         CUSTOMER LIST
         -------------
         The Company acquired a customer list from Vacation and Cruise Resources, Inc. (a Florida Corporation) that will be used in the operation of the Company's travel business in Florida. The Company estimates that the useful life of the list is five years and will amortize the list over that period.

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


4. LEGAL PROCEEDINGS
   -----------------

         In March, 2004 a former employee of the Company who was terminated prior to the acquisition of Joystar, filed a lawsuit in Orange County Superior Court for breach of contract and specific performance relating to the exercise of options, among other causes of action. The lawsuit has been dismissed.

         An independent third party stockbroker has filed a lawsuit against the Company for refusal to register certain shares to them as un-restricted. Settlement has been reached the 138,600 shares have been registered without restriction.

5. COMMON STOCK
   ------------

         During the three months ended September 30, 2005, the Company issued 2,082,143 shares of its common stock, no par value per share, at a purchase price of $0.35 per share, less expenses, to institutional and accredited investors ($728,750).

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

         The number of warrants outstanding at September 30, 2005 1,862,514.

6. ACQUISITION OF ASSETS
   ---------------------

         At July 29, 2005 the Company acquired the assets of Vacation and Cruise Resources, Inc. DBA Miami Cruise Center for $30,000 cash and 137,500 of restricted common shares valued at the closing price on the date of issue $70,125. The Company allocated the purchase price of the assets based on Company's best estimate of the fair values as follows:

                         Furniture and fixtures             $     23,000
                         Computers                                22,000
                         Customer list                            55,125
                                                             ------------
                         Total                               $   100,125
                                                             ============


7. SUBSEQUENT EVENT
   ----------------
         In October the Company issued 25,625 shares of common stock for services valued at the closing price of the stock on the dates issued $8,400.

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

General

Joystar, Inc., a California corporation, (the "Company") was incorporated in the State of California on February 5, 1998.

Joystar is one of the nation's largest and fastest growing travel agency networks. The Company specializes in selling complex travel products including cruises, vacation packages and group travel. Joystar's offers innovative technology, marketing opportunities and expert support services to over 2800 virtual travel agents. The Company makes it possible for professional travel agents to concentrate on promoting travel and creating customer loyalty without the administrative and financial burden of operating a traditional storefront travel agency.

These financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 2004.

RESULTS OF OPERATIONS
---------------------


Revenues for the quarter ended September 30, 2005, increased 105% to $282,476 compared to $137,899 for the previous quarter ended June 30, 2005. This was primarily a result of the increase in our travel agent network.

Gross travel bookings corresponding to earned commissions for the quarter ended September 30, 2005 increased 58% to $2,153,778 compared to $1,367,477 for the previous quarter ended June 30, 2005.

Additionally, Joystar received new travel bookings for which we have not recognized revenue totaling over $6,000,000 during the 3 months ended September 30, 2005.

Revenue as a percentage of gross bookings ("revenue margin") was 13% for the third quarter, an increase of 30% compared with the previous quarter ended June 30, 2005. This was due primarily to higher revenue per cruise and vacation and higher commission levels with our travel suppliers. As our gross bookings continue to increase, we anticipate negotiating higher commission levels with our suppliers which will result in higher revenue margins.

As of September 30, 2005 our network of independent travel agents had increased 878 to 2,900 travel agents.

Marketing expenses consist primarily of advertising and recruitment efforts for our travel agent members. For the nine months ended September 30, 2005 marketing expenses decreased $359,000 to $863,000 compared to $1,222,000 for the nine months ended September 30, 2004. This was due to Company's successful host agency branding over the past year and the Company's ability to attract professional agents to its Network more cost effectively.

General and administrative expenses for the nine months ended September 30, 2005 were $1,719,000 as compared to $1,046,000 for the nine months ended September 30, 2004, an increase of $672,000 due primarily to the increases in employees and salaries of $474,000 and independent contractors $192,000.


LIQUIDITY AND SOURCES OF CAPITAL
--------------------------------

During the three months ended September 30, 2005 the Company closed a $1,640,000 private placement that started in the second quarter, which included $1,057,000 in cash and the conversion of $575,000 from debt to equity under the same terms. The Company issued 2,082,143 shares of common stock for $728,750 as part of the $1,627,000 financing during the quarter. The Company intends to raise an additional 5 million dollars in 2006. The Company expects to finance the capital needed with additional issuances of its securities. In order to fund the Company's growth, the Company has engaged an NASD member firm to provide investment banking services. There is no assurance that the Company will be able to secure such financing.

At September 30, 2005 the Company had a cash balance of $314,531 as compared to a cash balance of $283,869 at December 31, 2004.

To date the Company has financed operations by issuance of shares of common stock in private placements of $3,619,000 and issuance of shares for services in the amount of $3,602,000.

Item 3.  Controls and Procedures

         Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of September 30, 2005, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

         During the quarter ended September 30, 2005, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal proceedings

         In March, 2004 a former employee of the Company who was terminated prior to the acquisition of Joystar, filed a lawsuit in Orange County Superior Court for breach of contract and specific performance relating to the exercise of options, among other causes of action. A settlement was consumated and a dismissal with prejudice was filed.

         An independent third party stockbroker has filed a lawsuit against the Company for refusal to register certain shares to them as unrestricted. Settlement has been reached with respect to the 138,600 shares and the Company agreed to remove the restrictive legend from the shares that were previously issued. Case is pending full execution of settlement.


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

         During the three months ended September 30, 2005, the Company issued 2,082,143 shares of its common stock, no par value per share, at a purchase price of $0.35 per share, less expenses, to institutional and accredited investors ($728,750).

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

         The Company paid 10% commission payable in cash and broker warrants to First Montauk Securities Corp. of Red Bank, New Jersey, member NASD, who acted as a selling agent for the financing. The Company received a total net proceeds of $728,750, after deducting the legal fees and commissions, and eliminated the existing shareholders' loans in the total amount of $575,000. The net proceeds will be used by the Company for working capital purposes. The shares and warrants were offered and sold by the Company to investors whom the Company had reasonable grounds to believe were "accredited investors" within the meaning of Rule 501 of Regulation D under the Securities Act of 1933, as amended (the "Securities Act"). The investors were provided access to business and financial about the Company and had such knowledge and experience in business and financial matters that it was able to evaluate the risks and merits of an investment in the Company. Each certificate evidencing securities issued to the investors included a legend to the effect that the securities were not registered under the Securities Act and could not be resold absent registration or the availability of an applicable exemption from registration. No general solicitation or advertising was used in connection with the transaction. The issuance of the shares and warrants was exempt from the registration requirements of the Securities Act by reason of Section 4(2) of the Securities Act and the rules and regulations, including Regulation D thereunder, as transactions by an issuer not involving a public offering.


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

Item 5. Other Information                                               NONE

Item 6.

(a)     Exhibits
        --------

        The following Exhibits are incorporated herein by reference or are filed with this report as indicated below.

        Exhibit No.        Description
        -----------        -----------

      * Exhibit 10.1       Subscription Agreement

      * Exhibit 10.2       Warrant Agreement

      * Exhibit 10.3       Escrow Agreement

      * Exhibit 10.4       Standstill Agreement

        Exhibit 10.5 Agreement for the purchase and sale of assets between Vacation and Cruise Resources, Inc. and Joystar, Inc. dated August 11, 2005.

        Exhibit 31 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

        Exhibit 32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

b)      Reports on 8K during the quarter: Form 8-K filed on July 21, 2005.

* Previously filed with the Securities and Exchange Commission.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           JOYSTAR, INC.
Date: November 15, 2005
                                           By: /s/ William Alverson
                                               ---------------------------------
                                               Chief Executive Officer and Chief
                                               Financial Officer