Form 10KSB
period 2005-12-31
Joystar Inc
filed 2006-04-03
CIK 1085661

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

             [X] ANNUAL REPORT PUSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

                         Common Stock, $0.001 Par Value

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ]No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The registrant's revenues for its most recent fiscal year were $1,943,000 .

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 15, 2006 was $20,551,665 based upon the market price of the registrant's Common Stock of $1.18 as of March 15, 2006.

The number of the Company's shares of Common Stock outstanding as of March 15, 2006 was 41,069,249. The registrant has no outstanding non-voting common equity.

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [X]

                                  JOYSTAR, INC.
                            FORM 10-KSB ANNUAL REPORT
                 AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2005
                                TABLE OF CONTENTS

Forward-Looking Statements

                                     PART 1
Item 1.     Description of Business                                           4
Item 2.     Description of Property                                          18
Item 3.     Legal Proceedings                                                18
Item 4.     Submission of Matters to a Vote of Security Holders              18

                                     PART II

Item 5.     Market for Common Equity, Related Stockholder Matters and
             Small Business Issuer Purchases of Equity Securities            19
Item 6.     Management's Discussion and Analysis or Plan of Operation        22
Item 7.     Financial Statements                                             24
Item 8.     Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure                                       25
Item 8A.    Controls and Procedures                                          25
Item 8B.    Other Information                                                25
                                    PART III

Item 9.     Directors and Executive Officers of the Registrant               25
Item 10.    Executive Compensation                                           27
Item 11.    Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters                     28
Item 12.    Certain Relationships and Related Transactions                   29
Item 13.    Exhibits                                                         29
Item 14.    Principal Accountant Fees and Services                           29

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

                                     PART I

Item 1.  DESCRIPTION OF BUSINESS
         -----------------------

Overview

Joystar, Inc., a California corporation ("Joystar", "Company" or "we") is one of the fastest growing leisure travel networks. We specialize in selling complex travel products including cruises, vacation packages and group travel through our national sales force of cruise and vacation specialists. Our comprehensive business opportunity combines innovative technology, marketing programs and expert support services to entrepreneurial travel agents giving them the competitive advantage they need to succeed. With Joystar, travel agents can concentrate on promoting travel and creating client loyalty without the administrative and financial burden of owning and operating a traditional storefront travel agency. We are proving to be the hands-down choice for serious travel professionals who want to flourish in this changing and exciting time in the industry.

The Company maintains its corporate offices at 95 Argonaut St. First Floor, Aliso Viejo, CA 92656. The Company's telephone number is (949) 837-8101.
Our Florida office is located at 2875 NE 191st Street, Suite 305, Aventura, FL 33180. The telephone number is 305-933-0663.

Business of the Company

Joystar specializes in selling complex travel products including cruises, vacation packages and group travel through its national sales force of of cruise and vacation specialists.

TRAVEL AGENCY MODEL

When selling travel, Joystar acts as either an intermediary or a merchant. When we transact travel bookings acting as an intermediary, we pass a customer's reservation to the travel supplier (hotel, cruise line, tour operator, car rental, etc.). In the intermediary transaction, the supplier sets the retail price paid by the customer, and the supplier is the merchant of record for the transaction. We receive a commission from the travel supplier after the travel has been completed.

In a merchant transaction, we receive access to consolidator fares (wholesale airline seats and hotel rooms) from suppliers at negotiated net rates. We determine the "mark-up" and process the transaction as the merchant of record. Acting as a merchant enables us to achieve a higher level of gross profit than in the agency model.

HOST AGENCY MODEL

Joystar provides syndicated technology, hosting, and support services to a growing network of both part-time and full-time independent cruise and vacation agents. We provide our independent agents with the technology, tools, training and back office support to facilitate the operation of a successful and rewarding business.

Joystar benefits from membership fees, a share of the commission generated by the travel agent, overrides and annual bonuses from the supplier community. Additionally, the value of the members' total bookings allows us to negotiate higher commissions, marketing dollars and co-op support from the supplier community.

EXPERIENCED TRAVEL AGENTS

A large number of experienced travel agents and agency owners are closing their "bricks-n-mortar" agencies in an effort to control costs. We have developed three programs which address the unique needs of the travel agent community.

The benefits of our programs include private label and co-branded consumer websites, 24/7 access to "myJoystar" - our popular "agents only" extranet, sales and product training, email marketing programs, the latest booking tools, weekly e-newsletter, daily conference calls, access to the Joystar Community and CEO Blog, and unlimited access to our always friendly toll-free agent support staff.

WE ARE CREATING THE NEW BREED OF TRAVEL SELLERS

According to the Department of Labor statistics over 13 million people currently operate a home-based business and over 1,500 new home-based businesses are opened every day. Technology advances within the travel industry have made it very easy for someone without travel agency experience to succeed as a home-based agent.

The benefits of "owning a travel agency" for as little as $500 per year appeal to small business owners, home-based and internet entrepreneurs, stay-at-home moms, affluent travelers, web masters and super-affiliates, churches, little league teams, schools and other non-profit organizations. The potential market for this model is in the millions of home-based travel agents and online affiliates.

In order to ensure the success of new agents, improve the income of our experienced agents, and reduce the potential customer service burden, we are developing a "mentor" program. Each new agent will be assigned to a qualifying experienced agent that will provide guidance during the training period. The commission generated during this mentorship will be shared between the trainee and the mentor.

Revenues from commissions and transaction fees generated by the agents through booking travel with their clients are shared between Joystar and the agent. We aim to develop a membership base of 50,000 agents and online affiliates over the next 5 years. We believe that with the tools, technology, marketing resources and superior support we provide our agents, they will produce an average of $10,000 per year in leisure bookings.

OUR STRATEGY

As professional travel agents are adapting to a changing industry, a new business model has emerged - home-based travel agent hosting and IT outsourcing. There are approximately 21,000 "bricks-n-mortar" agencies in the United States with sales between $1 million and $10 million dollars. And, of the estimated 120,000 travel agents in America, it is estimated that 20,000-25,000 agents have already moved to home-based operations (Credit Suisse Report). This number is expected to grow to approximately 50,000 agents by the year 2010 (Credit Suisse Report).

Independent agents and agency owners are looking for ways to increase revenues, reduce costs, and streamline operations. They are also becoming more and more reliant on both technology and the Internet. We answer the call by relieving travel agents and agency owners of non-revenue producing tasks, providing instant technology solutions, marketing programs, and unlimited support - empowering them to do what they do best - sell travel.

We are proving to be the hands-down choice for serious travel professionals who want to flourish in this changing and exciting time in the industry. Since the launch of our hosting program in August of 2004, we have signed up over 3,000 agents making us the largest and fastest growing agency in the industry.

Our short-term goal is to be hosting 5,000 professional home based travel agents by the end of June 2006. To reach that goal, we have implemented an aggressive marketing campaign targeting both home-based agents and traditional agents contemplating the move home.

We believe that the hosting models for professional home-based agents will complement our program targeted to the over 13 million Americans who are currently operating home-based businesses. In this model, the Company aims to enroll 50,000 members by 2010. Our strategy for reaching this massive group of home-based entrepreneurs covers multiple channels including marketing websites, search engine optimization, email marketing and print advertising.

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

Consumers and suppliers rely on travel agents as intermediaries to provide information on their travel choices and help them purchase their trips. Joystar travel agents have access to comprehensive information on the availability and pricing of airline seats through global distribution systems. We make it possible for our travel agents to provide consumers reliable, comprehensive travel information.

We have been able to combat the inefficiency and fragmentation of the industry with technology. We use technology to make the process of planning and purchasing travel easier for their agents and customers.


GEOGRAPHIC AREA OF SERVICES.

The Company plans to offer travel planning services in the United Sates, the United Kingdom, Canada, Puerto Rico, and China. Joystar products are planned to include direct-to- consumer travel planning services sold via the Internet, call centers, and our co-branded private label website solutions.

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

Typical of traditional travel agencies in America, the competitive landscape in the Host Travel Agency space is highly fragmented. The American Society of Travel Agents reported recently that there are approximately 21,000 "Mom & Pop" travel agencies, each hosting between one and five home-based agents. And while there are several "mid-tier" host agencies with sales ranging from $50 million to $100 million, no dominant player exists. We aim to be the dominant participant in the industry.

GOVERNMENT REGULATION
---------------------

TRAVEL INDUSTRY REGULATION

We must comply with laws and regulations relating to the travel industry and the sale of travel services. These include registering with various states and countries as a seller of travel, complying with certain disclosure requirements and participating in state restitution funds. Both the Federal Trade Commission and the Department of Transportation take the position that their regulations prohibiting unfair and deceptive advertising practices apply to our business.

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

Factors that may cause Joystar to fail are the following:

- - Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development.

- - Our inability to obtain new customers at reasonable cost, retain existing customers or encourage repeat purchases.

- - Decreases in the number of visitors to our websites or our inability to convert visitors to our websites into customers.

- - Our inability to adequately maintain, upgrade and develop our websites, the systems that we use to process customers' orders and payments or our computer network.

- - Our inability to retain existing airlines, hotels, rental car companies and other suppliers of travel services ("travel suppliers") or to obtain new travel suppliers .

- - Our inability to obtain travel products on satisfactory terms from our travel suppliers.

- - The ability of our competitors to offer new or enhanced websites, services or products.

- -  Fluctuating gross margins due to a changing mix of revenues.

- - The termination of existing relationships with key service providers or failure to develop new ones.

- - The amount and timing of operating costs relating to expansion of our operations.

- - Economic conditions specific to the Internet, online commerce and the travel industry

- -  Attract additional travel suppliers and consumers to our service.

- -  Maintain and enhance our brand.

- -  Expand our service offerings.

- -  Operate, expand and develop our operations and systems efficiently.

- -  Maintain adequate control of our expense

- -  Respond to technological changes.

- -  Respond to competitive market conditions

- - We may not be successful in accomplishing these objectives and our failure to do so may have a material adverse effect on our business, operating results and financial condition.

- - We depend on our relationships with travel suppliers, licensees and computer reservation systems; our business could be harmed by adverse changes in these relationships.

- - Our business model relies on relationships with travel suppliers, and it would be negatively affected by adverse changes in these relationships. We depend on travel suppliers to enable us to offer our customers comprehensive access to travel services and products. Consistent with industry practices, we currently have few agreements with our travel suppliers obligating them to sell services or products through our websites. It is possible that travel suppliers may choose not to make their inventory of services and products available through online distribution. Travel suppliers could elect to sell exclusively through other sales and distribution channels or to restrict our access to their inventory, either of which could significantly decrease the amount or breadth of our inventory of available travel offerings. We will also depend on travel suppliers for advertising revenues.

- - In addition to our relationships with travel suppliers, our business model relies on our relationships with licensees and computer reservations systems. Our license revenues are generated through new and existing travel agents.

- - Adverse changes in any of these relationships could have a material adverse effect on our business, operating results and financial condition.

- - A decline in commission rates or the elimination of commissions could hurt our business.

- - A substantial majority of our online revenues depends on the commissions paid by travel suppliers for bookings made through our online travel service. Generally, we do not have written commission agreements with our suppliers. As is standard practice in the travel industry, we rely on informal arrangements for the payment of commissions. Travel suppliers are not obligated to pay any specified commission rate for bookings made through our websites. We cannot assure you that airlines, hotel chains or other travel suppliers will not reduce current industry commission rates or eliminate commissions entirely, either of which could have a material adverse effect on our business, operating results and financial condition.

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

- - Consumers, travel suppliers and advertisers may not accept our website as a valuable commercial tool which would harm our business.

- - For us to achieve significant growth, travel agents, consumers, travel suppliers, and advertisers must accept our website as a valuable commercial tool. Consumers who have historically purchased travel products using traditional commercial channels, such as local travel agents and calling airlines directly must instead purchase these products through our website.

- - Similarly, travel suppliers and advertisers will also need to accept or expand their use of our website. Travel suppliers will need to view our websites as an efficient and profitable channel of distribution for their travel products. Advertisers will need to view our website as effective ways to reach their potential customers.

- - In order to achieve the acceptance of consumers, travel suppliers and advertisers contemplated by our business plan, we will need to continue to make substantial investments in our technology and brand. We cannot at this time determine how much of an investment it will take nor, be assured that we will be able to secure the funds required. We do not have specific plans or budget at this time. Our failure to make progress in these areas may harm our business.

- - Intense competition could reduce our market share and harm our financial performance.

- - The markets for the products and services offered by us are intensely competitive. We compete with other online travel reservation services, traditional travel agencies, and travel suppliers offering their services. We also compete with many of the same parties and others in the licensing of technology to home based travel agents and corporate travel agencies.

- - We compete with a variety of companies with respect to each product or service we offer. These competitors include: Internet travel agencies such as Expedia, Orbitz, and Travelocity; local, regional, and national and international traditional travel agencies;consolidators and wholesalers of airline tickets and other travel products, including online consolidators such as Cheaptickets.com, Hotwire and Priceline.com.; individual airlines, hotels, rental car companies, cruise operators and other travel service providers, some of which are suppliers to our websites; operators of travel industry reservation databases.

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


- - Growth and our anticipated future operations will continue to place, a significant strain on our management, systems and resources. We will continue to increase the scope of our operations and the size of our workforce. In addition to needing to train and manage our workforce, we will need to continue to improve and develop our financial and managerial controls and our reporting systems and procedures. A failure to plan, implement and integrate these systems successfully could adversely affect our business.

- - Our growth may increase our expense levels and the difficulties we face in managing our operations.

- - Declines or disruptions in the travel industry, such as those caused by terrorism or general economic downturns, could reduce our revenues.

- - We rely on the health and growth of the travel industry. Travel is highly sensitive to travel safety concerns, and thus declines may occur after acts of terrorism that affect the safety of travelers. The terrorist attacks of September 11, 2001 on the World Trade Center in New York City and the Pentagon in northern Virginia using hijacked commercial airliners resulted in bookings industry wide. The long-term effects of these events could include, among other things, a protracted decrease in demand for air travel due to fears regarding additional acts of terrorism, military responses to acts of terrorism and increased costs and reduced operations by airlines due, in part, to new security directives adopted by the Federal Aviation Administration. These effects, depending on their scope and duration which we cannot predict at this time together with any future terrorist attacks, could significantly impact our long-term results of operations or financial condition.

- - In addition, travel is sensitive to business and personal discretionary spending levels and tends to decline during general economic downturns, which could also reduce our revenues. Other adverse trends or events that tend to reduce travel are likely to hurt our business. These may include:

  o Price escalation in the airline industry or other travel-related industries.

  o    Increased occurrence of travel-related accidents.

  o    Airline or other travel-related strikes.

  o    Political instability.

  o    Regional hostilities and terrorism.

  o    Bad weather

  o    Interruptions in service from third parties could hurt our business.

- - We rely on third-party computer systems and third-party service providers, including the computerized central reservation systems of the airline, hotel and car rental industries to make airline ticket, hotel room and car rental reservations and credit card verifications and confirmations. Any interruption in these third-party services or deterioration in their performance could hurt our business. If our arrangement with any of these third parties is terminated, we may not find an alternate source of systems support on a timely basis or on commercially reasonable terms.

- - Our success depends on maintaining the integrity of our systems and infrastructure.

- - As our operations grow in both size and scope, domestically and later internationally, we will need to improve and upgrade our systems and infrastructure to offer an increasing number of travel agents, customers and travel suppliers enhanced products, services, features and functionality. The expansion of our systems and infrastructure will require us to commit substantial financial, operational and technical resources before the volume of business increases, with no assurance that the volume of business will increase. Travel agents, consumers and suppliers will not tolerate a service hampered by slow delivery times, unreliable service levels or insufficient capacity, any of which could have a material adverse effect on our business, operating results and financial condition.

- -  In this regard, our operations face the risk of systems failures.
  Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins, earthquake and similar events. Business interruption insurance may not adequately compensate us for losses that may occur. The occurrence of a natural disaster or unanticipated problems at our leased facilities could cause interruptions or delays in our business, loss of data or render us unable to process reservations. In addition, the failure of our computer and communications systems to provide the data communications capacity required by us, as a result of human error, natural disaster or other operational disruption could result in interruption of our service. The occurrence of any or all of these events could adversely affect our reputation, brand and business.

- - Rapid technological changes may render our technology obsolete or decrease the competitiveness of our services.

- - To remain competitive, we must continue to enhance and improve the functionality and features of our website. The Internet and the online commerce industry are rapidly changing. If competitors introduce new services embodying new technologies, or if new industry standards and practices emerge, our existing website and proprietary technology and systems may become obsolete. Our future success will depend on our ability to do the following:

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

- - Our business is exposed to risks associated with online commerce security and credit card fraud.

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

- -  Our planned international operations will involve risks.

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

     o    Potential adverse tax consequences.

     o    Exchange rate fluctuations.

- - Increased risk of piracy and limits on our ability to enforce our intellectual property rights.

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

- -   Because our market is seasonal, our quarterly results will fluctuate.

- - Our limited operating history and anticipated rapid growth will make it difficult for us to assess the impact of seasonal factors on our business. Nevertheless, we expect our business to be subject to seasonal fluctuations, reflecting seasonal trends for the products and services offered by our websites. For example, demand for travel bookings may increase in anticipation of summer vacations and holiday periods, but online travel bookings may decline with reduced Internet usage during the summer months. These factors could cause our revenues to fluctuate from quarter to quarter. Our results may also be affected by seasonal fluctuations in the inventory made available to our service by travel suppliers. Airlines, for example, typically enjoy high demand for tickets through traditional distribution channels for travel during holiday periods. As a result, during these periods, airlines may either have fewer inventories to offer through our service or available tickets may be less competitively priced. These same factors are expected to affect rental cars, hotels and other travel products and services.

- - Our success depends in large part on the continuing efforts of a few individuals and our ability to continue to attract, retain and motivate highly skilled employees.

- - We will depend substantially on the continued services and performance of our senior management, particularly William M. Alverson, our Chief Executive Officer and President. The loss of the services of any executive officers or other key employees could hurt our business.

- - Our website will rely on intellectual property, and we cannot be sure that this intellectual property will be protected from copy or use by others, including potential competitors.

- - We regard some of our content and technology as proprietary and will try to protect our proprietary technology by relying on trademarks, copyrights, trade secret laws and confidentiality agreements with consultants. In connection with our license agreements with third parties, we seek to control access to and distribution of our technology, documentation and other proprietary information. Even with all of these precautions, it is possible for someone else to copy or otherwise obtain and use our proprietary technology without our authorization or to develop similar technology independently. Effective trademark, copyright and trade secret protection may not be available in every country in which our services are made available through the Internet, and policing unauthorized use of our proprietary information is difficult and expensive. We cannot be sure that the steps we will take will prevent misappropriation of our proprietary information. This misappropriation could have a material adverse effect on our business. In the future, we may need to go to court to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. This litigation might result in substantial costs and diversion of resources and management attention.

- - We plan to license from third parties, certain technologies incorporated into our website. As we introduce new services that incorporate new technologies, we may be required to license additional technology from third parties. We cannot be sure that these third-party technology licenses will continue to be available on commercially reasonable terms, if at all.

- - Critical Accounting Policies and Estimates

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

- - We are subject to other risks and uncertainties common to growing technology-based companies, including rapid technological change, growth and commercial acceptance of the Internet, dependence on third-party technology, challenges to patents, new service introductions and other activities of competitors, dependence on key personnel, international expansion, and limited operating history. In addition, we are subject to uncertainty caused by economic, political and transportation climates and events, such as the September 11, 2001 terrorist activities, which may impact future demand for the products and services that we sell.

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


Item 2.  DESCRIPTION OF PROPERTY
         -----------------------

The Company maintains its corporate offices in Aliso Viejo, California. The Company occupies approximately 6,135 square feet pursuant to the lease agreement entered on February 15, 2005. The Company pays $1.80 per square foot for the first 0-12 months, full service gross; $1.85 per square foot, full service gross for the next 13-24 months, and $1.90 per square, full service gross for the next 25-36 months. The lease agreement is for a term of 36 months with an option to extend for a period of three years.

Rental expense for this location was $120,400 and $70,860 for the years ended December 31, 2005 and 2004, respectively.

The Company occupies approximately 2,884 square feet (Net Rentable Area) pursuant to the lease agreement entered on October 15, 2005. The premises are located in Aventura, Florida. The Company pays annually in the amount of $29.00 times the Net Rentable Area of the premises for the first 0-12 months. For the next 13-24 months, the Company pays annually in the amount of $30.00 itmes the Net Rentable Area of the premises. For the months 25-36, the Company has agreed to pay the amount of $31.00 times the Net Rentable Area of the premises. The lease agreement is for a term of 36 months.

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

We are not a party to any material legal proceedings.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2005.

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         -----------------------------------------------------------------
         Matters
         -------

PUBLIC MARKET

Joystar's common stock trades under the symbol JYSR on the NASD Over The Counter Bulletin Board (OTCBB). There were 146 shareholders of record as of March 15, 2006. The closing market price of the Company's common stock as of March 15, 2006 was $1.18.

The company's high and low closing bid and close information for the fiscal years ended December 31, 2005 and 2004, is listed below as provided by the NASD OTC Bulletin Board. Quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions.

         -------------- ------------ ------------ ------------ ------------
         DATE           OPEN         HIGH         LOW          CLOSE*
         -------------- ------------ ------------ ------------ ------------
         JAN-05         0.70         0.70         0.56         0.70
         -------------- ------------ ------------ ------------ ------------
         FEB-05         0.75         0.80         0.43         0.45
         -------------- ------------ ------------ ------------ ------------
         MAR-05         0.44         0.89         0.39         0.60
         -------------- ------------ ------------ ------------ ------------
         APR-05         0.55         0.56         0.30         0.46
         -------------- ------------ ------------ ------------ ------------
         MAY-05         0.49         0.57         0.35         0.44
         -------------- ------------ ------------ ------------ ------------
         JUN-05         0.43         0.62         0.37         0.45
         -------------- ------------ ------------ ------------ ------------
         JUL-05         0.45         0.62         0.38         0.38
         -------------- ------------ ------------ ------------ ------------
         AUG-05         0.40         0.54         0.34         0.40
         -------------- ------------ ------------ ------------ ------------
         SEP-05         0.40         0.43         0.37         0.28
         -------------- ------------ ------------ ------------ ------------
         OCT-05         0.28         0.39         0.26         0.27
         -------------- ------------ ------------ ------------ ------------
         NOV-05         0.28         0.32         0.21         0.28
         -------------- ------------ ------------ ------------ ------------
         DEC-05         0.28         0.33         0.22         0.33
         -------------- ------------ ------------ ------------ ------------
         JAN-04         2.45         2.95         2.41         2.79
         -------------- ------------ ------------ ------------ ------------
         FEB-04         2.65         3.00         2.05         2.25
         -------------- ------------ ------------ ------------ ------------
         MAR-04         2.25         3.00         0.84         1.95
         -------------- ------------ ------------ ------------ ------------
         APR-04         1.65         2.17         1.18         1.40
         -------------- ------------ ------------ ------------ ------------
         MAY-04         1.35         2.10         1.05         2.00
         -------------- ------------ ------------ ------------ ------------
         JUN-04         1.85         2.15         0.44         1.12
         -------------- ------------ ------------ ------------ ------------
         JUL-04         1.30         1.30         0.51         0.95
         -------------- ------------ ------------ ------------ ------------
         AUG-04         0.93         1.09         0.45         0.68
         -------------- ------------ ------------ ------------ ------------
         SEP-04         0.67         1.98         0.67         1.40
         -------------- ------------ ------------ ------------ ------------
         OCT-04         1.30         1.80         1.03         1.03
         -------------- ------------ ------------ ------------ ------------
         NOV-04         1.03         1.59         0.90         0.96
         -------------- ------------ ------------ ------------ ------------
         DEC-04         1.01         1.05         0.55         0.73
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

RECENT SALES OF UNREGISTERED SECURITIES

As of July 18, 2005, Joystar, Inc. sold in its private placement of up to $1,100,000, a total of 2,082,143 shares of its common stock, no par value per share, at a purchase price of $0.35 per share to institutional and accredited investors. Additionally, William M. Alverson, the Company's CEO and one other officer and director converted their respective loans to the Company totaling $575,000 to equity under the same terms. In addition to common stock shares, each subscriber received one warrant to purchase the Company's common stock for each two shares purchased. The warrants have the exercise price of $0.50 per share and expire in five years from the date of issuance. The warrants are subject to call provisions as described in the warrant agreement. The subscribers have certain registration rights to register the shares and the warrants purchased in the placement. The Company paid 10% commission payable in cash and broker warrants to First Montauk Securities Corp. of Red Bank, New Jersey, member NASD, who acted as a selling agent for the financing. The Company received a total net proceeds of $728,750, after deducting the legal fees and commissions, and eliminated the existing shareholders' loans in the total amount of $575,000. The net proceeds were used by the Company for working capital purposes.

As of January 27, 2006, the Company sold $1,650,000 of the units consisting of a total of 4,000,000 shares of its common stock, no par value per share, at a purchase price of $0.35 per and share and warrants to purchase two shares of common stock at $0.50 exercise price to accredited investors. The warrants expire in two years from the date of issuance. The subscribers do not have any registration rights to register the shares and the warrants purchased in the private placement. The Company received total net proceeds of approximately $1,650,000, since no commissions were paid in cash. The net proceeds are to be used by the Company for working capital purposes. The units were sold to accredited investors only, including an officer of the Company.

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

During the year ended December 31, 2005, the Company issued a total of 4,664,213 shares of common stock in a private placement for a total sales price of $1,748,632 an average sales price of $0.37 per share.

During the year ended December 31, 2005 the Company issued 4,731,577 shares of common stock for services valued at the fair market value price of the Company's stock on the dates issued $1,485,131 an average of $0.31 a share. The Company issued 742,411 shares of common stock for a note payable to stockholder ($259,834) and 571,429 shares of common stock for accrued payroll liability ($200,000). The Company issued 27,546 shares of of common stock for interest ($9,641) and 137,500 shares of common stock for assets (70,125).

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

Overview

Joystar specializes in selling complex travel products including cruises, vacation packages and group travel through its national sales force of independent travel agents. The effect of having such a massive and growing network of independent and home-based travel retailers all booking under the Joystar Agency umbrella is significantly increasing our sales and revenue, and building strong brand recognition.

Tens of thousands of travel agents who are closing their storefront agencies and moving to a home-based operation are creating a value migration in the rapidly emerging host travel agency model.

Because of our added value proposition, we have been very successful in attracting profession travel agents and at the same time, eroding our competitors' market share. Since going to market with our hosting programs in August 2004, Joystar has signed up over 3,000 travel agents making it one of the fastest growing and largest leisure travel network in the industry.

Throughout 2005, Joystar's commission levels with our preferred suppliers increased substantially. With the acquisition of the Miami Cruise Center, the enhanced commission levels that Joystar offers independent travel agents are some of the highest in the industry.

According to a recent report issued by Credit Suisse/First Boston, there are currently 20,000 professional, home-based agents. This number is expected to grow to approximately 50,000 agents by 2010. In the management's opinion, Joystar is on track to have an approximate twenty percent market share by year end 2006 and aims to increase that to thirty percent market share by the end of 2007. No assurances can be made that such results will be achieved.

In order to fund the Company's growth, we have engaged an NASD member firm to provide investment banking services. The Company raised approximately three million dollars in 2005 and intends to raise approximately 5 million dollars in 2006. We intend to apply for a listing on either the American Stock Exchange or NASDAQ in the fourth quarter. There are no assurances that this will occur.

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

RESULTS OF OPERATIONS


Gross travel bookings and revenues increased by more than 20% for the fifth sequential quarter. Gross bookings for 2005 were $16,542,137.94.

Revenues for the year ended December 31, 2005 were $1,943,000 compared to $69,000 for the year ended December 31, 2004. The increase of $1,874,000 is due to the substantial increase in professional agent membership, increase in commission levels from our preferred suppliers, and the Company's comprehensive agent recruitment and branding efforts.

In the quarter ended December 31, 2005 our leisure travel network increased by 566 members for a total year end of 3,466 independent travel agents.

Selling and Marketing

Selling and marketing expenses relate to direct advertising and distribution expense, including traffic generation from Internet, search engines, private label and affiliate programs. The remainder of the expense relates to personnel costs, including staffing in our Agent Support Services and Preferred Supplier relations to enhance supplier commission levels.

Marketing and sales expenses for the year ended December 31, 2005 were $1,853,000 compared to $1,453,000 for the year ended December 31, 2004. The increase of $400,000 was due to the increased advertising spending.

General and Administrative

General and Administrative expenses for the year ended December 31, 2005 were $3,688,000 compared to $1,987,000 for the year ended December 31, 2004. The increase of $1,701,000 was due to increased business activities, as well as increases in management team and support staff. We expect absolute amounts spent on corporate personnel and professional service to increase over time as we add headcount and continue incurring incremental costs as a public company.

Technology and Content

Technology and content expense includes product development expenses such as payroll and related expenses and depreciation of website development costs.

Technology and content expenses for the year ended December 31, 2005 were $277,185 as we increased our software development and engineering teams, and increased our level of site innovation. Given the increasing complexity of our business, geographic expansion, increased supplier integration, service-oriented architecture improvements and other initiatives, we expect absolute amounts spent in technology and content to increase over time.

Interest expense for the year ended December 31, 2005 was $9,641 compared to $0 in the year ended December 31, 2004 due to the interest on loans from two officers which were converted to shares.

Net loss for the year ended December 31, 2005 was $3,885,000 compared to a net loss of $3,372,000 for the year ended December 31, 2004. The increase in net loss $513,000 was due to the additional general and administrative expenses.

The Company left development stage as of January 1, 2005 when it started to make substantially more sales.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a cash balance of $218,948 at December 31, 2005 as compared to $283,869 at December 31, 2004. The Company had negative working capital at December 31, 2005. The Company has been able to raise sufficient capital to continue operations by its securities. The Company has funded certain expenses by issuing shares for compensation and services. During the year ended December 31, 2005 the Company issued $1,750,000 in shares for services and $1,802,000 in 2004.

Item 7. FINANCIAL STATEMENTS
        --------------------

The consolidated financial statements of the Company required to be included in
Item 7 are listed in this index, and follow this page:

         Report of Independent Certified Public Accountant            F-1

         Financial Statements
           Balance Sheets                                             F-2
           Statements of Operations                                   F-3
           Statement of Shareholders' Equity                          F-4
           Statements of Cash Flows                                   F-5
           Notes to Consolidated Financial Statements                 F-6

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

Board of Directors and Stockholders
Joystar, Inc.

We have audited the accompanying consolidated balance sheets of Joystar, Inc. (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Joystar, Inc. as of December 31, 2005 and 2004, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed further in Note 3, the Company continues to incur significant losses. The Company's viability is dependent upon its ability to obtain future financing and the success of its future operations. These factors raise substantial doubt as to the Company's ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Mendoza Berger & Company, LLP



Irvine, California
March 17, 2006

                                  JOYSTAR, INC.
                           CONSOLIDATED BALANCE SHEETS

------------------------------------------------------------------------------


                                                    December 31,    December 31,
                                                        2005          2004
                                                    -----------     -----------
ASSETS

Current assets:
   Cash                                             $   218,948     $   283,869
   Other receivables                                    398,827             100
   Prepaid expenses                                      48,572          16,265
                                                    -----------     -----------
    Total current assets                                666,347         300,234

Property and equipment, net                             138,723          37,327

Intangible asset                                         54,205              --

                                                    -----------     -----------
    Total assets                                    $   859,275     $   337,561
                                                    ===========     ===========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Accounts payable                                 $   198,814     $   144,416
   Accounts payable-merchants                           321,643              --
   Accrued salaries                                      46,786         172,038
   Accrued expenses                                     128,865              --
   Accrued payroll taxes                                412,258         203,970
   Accrued rent                                          35,000          35,000
   Loans from shareholder                                   472         259,834
                                                    -----------     -----------
     Total current liabilities                        1,143,838         815,258

Commitments and contingency                                  --              --

Stockholders' equity:
   Preferred stock, no par value, 10,000,000
      shares authorized; none issued                         --              --
   Common stock, no par value, 50,000,000
      shares authorized; 34,103,309 and
      23,228,633 shares issued and outstanding
      at December 31, 2005 and 2004,
      respectively                                    7,952,026       4,178,663
   Stock issued for deferred compensation              (356,000)       (621,250)
   Stock subscribed not issued, 2,584,476
      Shares and 887,333 shares at December
      31, 2005 and 2004, respectively                   834,800         794,800
   Accumulated Deficit                               (8,715,389)     (4,829,910)
                                                    -----------     -----------
     Total stockholders' (deficit)                     (284,563)       (477,697)

                                                    -----------     -----------
     Total liabilities and stockholders'
       equity                                       $   859,275     $   337,561
                                                    ===========     ===========


   The accompanying notes are an integral part of these consolidated financial statements.

                                  JOYSTAR, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                              For the year       For the year
                                                  ended             ended
                                              December 31,        December 31,
                                                  2005               2004
                                              ------------       ------------

Revenue                                       $  1,942,526       $     68,995

Operating loss:
  Selling and marketing                          1,853,353          1,453,223
  General and administrative                     3,687,826          1,987,475
  Technology and content                           277,185                 --
                                              ------------       ------------
Total Operating Expenses                         5,818,364          3,440,698

Operating loss                                  (3,875,838)        (3,371,703)

Other expense
  Interest expense                                   9,641                 --
                                              ------------       ------------

Loss before income taxes                        (3,885,479)        (3,371,703)
Income tax provision                                    --                 --

Net loss                                      $ (3,885,479)      $ (3,371,703)
                                              ============       ============

Loss per share-basic and
diluted                                       $      (0.14)      $      (0.15)
                                              ============       ============

Weighted average number of common shares
outstanding-basic and diluted                   27,579,406         21,863,227
                                              ============       ============

    The accompanying notes are an integral part of these financial statements


                                                           JOYSTAR, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                      COMMON STOCK
                                               --------------------------  Stock issued     Stock                          Total
                                                                               for        Subscribed                   Stockholders'
                                                Number of                    Deferred        not         Accumulated       Equity
                                                 Shares        Amount      Compensation     Issued        (Deficit)      (Deficit)
                                               -----------    -----------    -----------    -----------  -----------    -----------
Balance at December 31, 2003                    21,051,277   $ 1,895,241   $  (894,250)   $   176,800    $(1,458,207)   $  (280,416)

Stock issued for services                        1,475,133     1,507,942            --             --             --      1,507,942
Stock issued for cash                              642,223       692,185            --             --             --        692,185
Stock issued for note payable                       60,000        83,295            --             --             --         83,295
Deferred compensation earned                            --            --       273,000             --             --        273,000
Stock subscribed not issued 768,666 shares              --            --            --        618,000             --        618,000
Net loss                                                --            --            --             --     (3,371,703)    (3,371,703)

Balance at December 31, 2004                    23,228,633     4,178,663      (621,250)       794,800     (4,829,910)      (477,697)

Stock issued for services                        4,731,577     1,485,131            --             --             --      1,485,131
Stock issued for cash                            4,664,213     1,748,632            --       (590,000)            --      1,158,632
Stock issued for note payable to shareholder       742,411       259,834            --             --             --        259,834
Stock issued for accrued payroll                   571,429       200,000            --             --             --        200,000
Stock issued for interest                           27,546         9,641            --             --             --          9,641
Stock issued for assets                            137,500        70,125            --             --             --         70,125
Subscribed stock not issued to officers
(1,500,000 shares)                                      --            --            --        330,000             --        330,000
Subscribed stock not issued (857,143 shares)            --            --            --        300,000             --        300,000
Deferred compensation earned                            --            --       265,250             --             --        265,250
Net loss                                                --            --            --             --     (3,885,479)    (3,885,479)
                                               -----------    -----------    -----------    -----------  -----------    -----------
Balance December 31, 2005                       34,103,309   $ 7,952,026   $  (356,000)   $   834,800    $(8,715,389)   $  (284,563)
                                               ===========   ===========   ===========    ===========    ===========    ===========

                             The accompanying notes are an integral part of these financial statements




                                         JOYSTAR, INC.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------

                                                                  For the year      For the year
                                                                 ended December    ended December
                                                                    31, 2005         31, 2004
                                                                  -----------       -----------

Cash flows from operating activities:
   Net loss                                                      $(3,885,479)      $(3,371,703)

Adjustments to reconcile net loss to net cash used
  in operating activities:
    Depreciation and amortization                                     18,522             8,765
    Stock issued for services                                      1,750,381         1,780,942
    Stock issued for interest                                          9,641                --
    Stock subscribed for compensation                                330,000                --
Changes in assets and liabilities:
    Increase in prepaid expenses                                     (35,572)           (8,223)
    (Increase) Decrease in other receivables                        (395,462)            1,900
    Increase in accounts payable                                     376,041            12,218
    Increase in accrued expenses                                     128,865                --
    Increase in accrued salaries and
       payroll  taxes                                                283,036           177,534

                                                                  -----------       -----------

       Net cash used by operations                                (1,420,027)       (1,398,567)
                                                                  -----------       -----------

Cash flows from investing activities:
    Acquisition of property and  equipment                           (103,078)          (23,402)
                                                                  -----------       -----------

      Net cash used by investing  activities                        (103,078)          (23,402)
                                                                  -----------       -----------

Cash flows from financing activities:
   Loans from shareholders                                               472           259,334
   Issuance of common stock                                        1,158,632           692,185
   Stock subscribed not issued                                       300,000           618,000
                                                                  -----------       -----------

     Net cash provided by financing  activities                    1,459,104         1,569,519
                                                                  -----------       -----------

(Decrease) Increase in cash                                          (64,921)          147,550
Cash at the beginning of the year                                    283,869           136,319
                                                                  -----------       -----------

Cash at the end of year                                          $   218,948       $   283,869
                                                                 ===========       ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:
  Issuance of stock for services                                 $ 1,750,381       $ 1,802,692
  Income taxes paid                                              $        --       $     2,585
  Shares issued for shareholder loan                             $   259,834       $    83,295
  Shares issued for interest                                     $     9,641       $        --
  Shares issued for fixed assets and customer list               $    70,125       $        --
  Subscribed shares issued                                       $   590,000       $        --
  Subscribed shares issued to officers                           $   330,000       $        --


          The accompanying notes are an integral part of these financial statements

                                             F-5

                                  JOYSTAR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


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

Until December 31, 2004 the Company was in the development stage.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   ------------------------------------------

         PRINCIPLES OF CONSOLIDATION
         ---------------------------
         The consolidated financial statements include the accounts of the Company, and its wholly owned subsidiary Joystar, Inc.. All material inter-company balances and transactions have been eliminated in consolidation.

         REVENUE RECOGNITION
         --------------------
         The Company passes reservations booked by customers to the relevant travel supplier and receives a commission or ticketing fee from the travel supplier for its services. The supplier sets the price to be paid by the consumer and the travel supplier appears as merchant of record for the transactions. The revenues are typically recognized at the time the reservation is booked. Revenues derived in the future from annual memberships or other activities where a time factor is involved will be deferred over the appropriate period and recognized as earned.

         PROPERTY AND EQUIPMENT
         ----------------------
         Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful life of the assets, which is seven years for furniture and equipment and three years for computer equipment.

         INTANGIBLE ASSET
         ---------------
         The Company acquired a client list for $55,125 in order to promote sales. The Company believes that the client list has a minimal useful life of five years and is amortizing it over that time. If it should lose value prior to the five years the Company will write it off earlier. The amortization for the year ended December 31, 2005 was $920.

         Management reviews, on an annual basis, the carrying value of its intangible asset in order to determine whether impairment has occurred. Impairment is based on several factors including the Company's projection of future discounted operating cash flows. If an impairment of the carrying value were to be indicated by this review, the Company would perform the second step of the impairment test in order to determine the amount of impairment, if any. There was no impairment charge during the years ended December 31, 2005 and 2004.

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

         EXPENSE RECLASSIFICATIONS
         --------------------------
         The Company has reclassified certain expense amount relating to prior year December 31, 2004 results to conform to our December 31, 2005 results. The reclassifications did not affect our financial position, cash flows, revenue, operating loss or net loss of the prior year.


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

         RECENT ACCOUNTING PRONOUNCEMENTS
         --------------------------------
         The Company has reviewed recent accounting pronouncements that have been adopted and have concluded that they will not have any material impact on its financial statements.


3. GOING CONCERN
   ------------

         The accompanying financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America, contemplates the continuation of the Company as a going concern. The Company has sustained significant losses and has used capital raised through the issuance of stock and debt to fund activities. Continuation of the Company as a going concern is contingent upon establishing and achieving profitable operations. Such operations will require management to secure additional financing for the Company in the form of debt or equity.

         Management believes that actions currently being taken to revise the Company's funding requirements will allow the Company to continue. However, there is no assurance that the necessary funds will be realized by securing debt or through stock offerings.

4. PROPERTY AND EQUIPMENT
   ----------------------

         Property and equipment consist of the following:

                                            DECEMBER 31, 2005  DECEMBER 31, 2004
                                            -----------------  -----------------

         Office furniture                    $       77,010    $        24,511
         Computers                                   62,303             24,189
         Booking engine software                     28,385                 --
                                             ---------------    ---------------

                                                    167,698             48,700
         Less: accumulated depreciation              28,975             11,373
                                             ---------------    ---------------

                                             $     138,723     $       37,327
                                             ===============    ===============

5. CAPITAL STOCK
   -------------
         COMMON STOCK
         ------------

         On July 30, 2003 the Company entered into a two and three year employment Agreements with two employees. The agreement provided for 100,000 and 300,000 Shares of restricted common stock to be issued. The value of the compensation was based on the stock price on the agreement date of $0.42, a total $168,000. The Company issued the 400,000 shares November 14, 2003 and recorded compensation expense of $63,000 for the year ended December 31, 2004. During the year ended December 31, 2005 the Company recorded $55,750 in expense. The deferred compensation was $23,500 at December 31, 2005.

         On July 30, 2003 the Company entered into a four-year employment agreement for a Vice President of Business Development. The agreement provides for 2,000,000 shares of restricted Common stock to be issued. The value of the compensation was based on the stock price on the agreement date of $0.42, a total of $840,000. The Company issued the 2,000,000 shares November 14, 2003 and recorded compensation expense of $210,000 for the year ended December 31, 2004. During the year ended December 31, 2005 the Company recorded $210,000 in expense. The deferred compensation was $332,500 at December 31, 2005.

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

         During the year ended December 31, 2005, the Company issued 4,664,213 shares of common stock in a private placement for a total sales price of $1,748,632 an average sales price of $0.37 per share.

         During the year ended December 31, 2005 the Company issued 4,731,577 shares of common stock for services valued at the fair market value price of the Company's stock on the dates issued $1,485,313 an average of $0.31 a share. The Company issued 742,411 shares of common stock for a note payable to stockholder of $259,834 and 571,425 shares of common stock for accrued payroll liability $200,000). The Company issued 27,546 shares of of common stock for interest ($9,641) and 137,500 shares of common stock for assets (70,125).

         During the year ended December 31, 2005 the Company issued $590,000 of common stock subscribed in prior years. An additional $300,000 of common stock was subscribed during 2005.

 6. STOCK OPTIONS
    -------------

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

         On August 27, 2004 the Company agreed to grant options to purchase 150,000 share of common stock under the Company's 2003 Equity Compensation Plan at $0.66 per share, 110% of the market price on that date. The options had not been issued at December 31, 2005 and 2004.

         On December 13, 2005, the Company authorized for two of its officers to receive 1,500,000 shares of common stock. The shares were valued at $330,000 or $0.22 per share. The shares are considered subscribed and not issued at December 31, 2005. The Company has charged $330,000 to compensation expense during the year ended December 31, 2005.



 7. INCOME TAXES
    ------------

         The components of the deferred tax asset is as follows:

                                           DECEMBER 31, 2005   DECEMBER 31, 2004
                                           -----------------   -----------------
         Deferred tax assets:
           Net operating loss carry-forward  $    3,471,000      $   1,665,000

         Less: valuation allowance               (3,471,000)        (1,665,000)
                                             ---------------     --------------

         Net deferred tax assets             $           --      $          --
                                             ===============     ==============

         The Company's operations are headquartered in the State of California and are subject to California state income taxes. The Company had available approximately $8,715,000 and $4,170,000 of unused Federal and State net operating loss carry-forwards at December 31, 2005 and December 31, 2004, respectively that may be applied against future taxable income. These net operating loss carry-forwards expire through 2024 for Federal purposes. There is no assurance that the Company will realize the benefit of the net operating loss carry-forwards.

         SFAS No. 109 requires a valuation allowance to be recorded when it is more likely that some or all of the deferred tax assets will not be realized. At December 31, 2005 and 2004, valuations for the full amount of the net deferred tax asset were established due to the uncertainties as to the amount of the taxable income that would be generated in future years.

         Reconciliation of the differences between the statutory tax rate and the effective income tax rate is as follows:

                                              DECEMBER 31, 2005     DECEMBER 31, 2004
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
                                              =================     =================

8. COMMITMENTS AND CONTINGENCIES
   -----------------------------

         OPERATING LEASE
         ---------------

         The Company acquired office space in February 2005. The lease was for 36 months with an option to renew for 36 months. The Company entered into an office lease in October, 2005. The lease is for 36 months and there is no renewal option on the lease.

           Future payments on the operating lease are as follows:

                           2006                           $     219,220
                           2007                           $     222,901
                           2008                           $      86,040


         Rental expense was $120,400 and $70,860 for the years ended December 31, 2005 and 2004, respectively.

9. OFFICERS LOAN PAYABLE
    ----------------------

         During the year ended December 31, 2005 the loans payable to officers of $259,834 was converted to shares of common stock of 742,411 shares.


10. SUBSEQUENT EVENT
    -----------------

         Subsequent to December 31, 2005 the Company issued 6,740,485 shares of common stock for cash of $2,325,170 at $0.35 per share and issued 245,455 shares of common stock for services $160,091 at the fair market value of the stock on the date issued.

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

Item 8-A. CONTROLS AND PROCEDURES
          -----------------------

         Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of December 31, 2005, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

         During the quarter ended December 31, 2005, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 8B. OTHER INFORMATION
         -----------------
         None


                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         -------------------------------------------------------------
         Compliance with Section 16(a) of the Exchange Act
         -------------------------------------------------

The Directors and Executive Officers of the Company, and their ages, are as follows:

Name                      Age           Position
----                      ---           --------

William Alverson           41           Director, Chief Executive Officer and
                                        Chief Financial Officer

Katherine West             36           Director and Executive Vice President

William Fawcett            51           Director

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

         Based solely upon a review of copies of such reports furnished to us during the fiscal year ended December 31, 2005 and thereafter, or any written representations received by us from reporting persons that no other reports were required, we believe to the best of our knowledge, that, during our fiscal 2005, all Section 16(a) filing requirements applicable to our reporting persons were met, however, some of the filings may have been filed late.


Item 10. Executive Compensation
         ----------------------

         The following table sets forth information concerning the annual and long-term compensation for services rendered during the last three fiscal years to our company in all capacities as an employee by our Chief Executive Officer and our other executive officers whose aggregate cash compensation exceeded $100,000 (collectively, the "named executive officers") during fiscal 2005 shown below.

Summary Compensation Table

                                                           Awards
                                                           ------
                                            Annual                     Other
Name and Position               Year        Salary        Bonus     Compensation
--------------------------------------------------------------------------------

William Alverson                2005         180,000               $220,000 (1)
CEO and Director                2004         180,000               $60,000  (2)
                                2003         120,000

Katherine West                  2005         120,000               $110,000 (1)
Executive VP and Director       2004          88,500               $30,000  (2)
                                2003          60,000


(1) On December 13, 2005, the Company's Board of Directors authorized 1,000,000 shares of common stock to be issued to Mr. Alverson and 500,000 shares of common stock to be issued to Ms. West for services rendered in fiscal year ended December 31, 2005 valued at $220,000 and $110,000, respectively pursuant to the Company's 2003 Equity Compensation Plan. As of the date of this report, such 1,500,000 shares have not been issued yet.

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


EMPLOYMENT AGREEMENTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

         The Company has not yet finalized the new employment agreements with the Company's Chief Executive Officer, William M. Alverson and Katherine T. West, the Company's Executive Officer. The Company's Board of Directors approved the major terms of such employment agreements which include an annual salary of $180,000 for Mr. Alverson and the issuance of 600,000 shares of common stock and an option to purchase 400,000 shares of the Company's common stock. Ms. West's compensation includes an annual salary of $144,000, the issuance of 250,000 shares of common stock and an option to purchase 250,000 shares of the Company's common stock. None of the above shares or options have been issued yet.


Item 11. Securities Ownership of Certain Beneficial Owners and Management
         ----------------------------------------------------------------

The following table sets forth certain information regarding the beneficial ownership of the shares of Common Stock of the Company as of March 15, 2006, by
(i) each person who is known by the Company to be the beneficial owner of more than five percent (5%) of the issued and outstanding shares of common stock,
(ii) each of the Company's directors and executive officers, and (iii) all directors and executive officers as a group.

                                                          Percent of
                                     Number of            Outstanding
        Name and Address            Voting Shares        Voting Shares
        ----------------            -------------        -------------

     William M. Alverson             11,740,885 (1)(3)          34%
     Director, President
     CFO & Secretary
     95 Argonaut St. First Floor
     Aliso Viejo, CA 92656

     Katherine T. West               11,740,885 (2)(3)          34%
     Director, Ex.VP
     95 Argonaut St. First Floor
     Aliso Viejo, CA 92656

     William Fawcett                    0                       0%
     Director
     95 Argonaut St. First Floor
     Aliso Viejo, CA 92656

     Jeffery Wu                      4,500,000                  11%
     175 Route 51
     Spring Valley
         New York, NY 10977

     Yip Yuk Hing                    2,515,000                  7%
     C\O Shestack & Young, LLP
     233 Broadway
     New York, NY 10279

     Lewis Wu                        2,360,000                  7%
     C/O Joystar, Inc
     95 Argonaut St.  First Floor
     Aliso Viejo, Ca. 92656


     All directors and officers      11,810,885                 34%
     as a group (3 persons)

(1) Includes 2,142,340 shares of common stock held by Katherine T. West with respect to which shares Mr. Alverson, her husband, disclaims beneficial ownership.

(2) Includes 9,598,545 shares of common stock held by William Alverson with respect to which shares Ms. West, his wife, disclaims beneficial ownership.

(3) Does not include a total of 150,000 shares of common stock authorized to be issued to Mr. Alverson (100,000 shares) and Ms. West (50,000 shares) and a total of 150,000 options to purchase common stock authorized to be issued for services rendered in fiscal year 2004; does not include a total of 1,500,000 shares of common stock authorized to be issued to Mr. Alverson (1,000,000 shares) and Ms. West (500,000 shares) for services rendered in fiscal year 2005.

The Company had 41,069,249 shares of common stock issued and outstanding as of March 15, 2006. The Company had 140 shareholders as of March 15, 2006.


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

         In March, 2005, Katherine T. West, the Company's director and Executive Vice President loaned the Company an amount equal to $105,997.

         During the year ended December 31, 2005 the loans payable to officers of $259,834 was converted to shares of common stock of 742,411 shares.


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

Audit Fees: During 2005 and 2004 the Company paid Mendoza Berger & Company LLP a total of $15,605 and $10,000 for professional services rendered in connection with performance of our independent audits for the years ending December 31, 2004 and 2003, respectively.

All Other Fees: During 2005 and 2004 the Company paid Mendoza Berger & Company LLP a total of $15,954 and $28,833 for professional services rendered in connection with the reviews of the form 10-QSB's for the years ended December 31, 2005 and 2004, respectively.

Tax Fees: None

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                        JOYSTAR, INC.

Dated: March 31, 2006                   By:  /s/ William M. Alverson
                                        --------------------------------
                                        William M. Alverson,
                                        Chief Executive Officer, Chief Financial
                                        Officer And Secretary

        Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ William M. Alverson           Chief Executive Officer, Chief   Date: 3/31/06
------------------------          Financial Officer and Director
   William M. Alverson            (principal executive and
                                  financial officer)

/s/ Katherine T. West             Director                         Date: 3/31/06
------------------------
   Katherine T. West


/s/ William Fawcett               Director                         Date: 3/31/06
------------------------
   William Fawcett