Form 10QSB
period 2006-03-31
Joystar Inc
filed 2006-05-12
CIK 1085661

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the registrant's common stock as of March 31, 2006:
40,301,485 shares.

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

Item 1.  Legal Proceedings

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6.                                                                      14
(a)      Exhibits
(b) Reports on Form 8K

SIGNATURES AND CERTIFICATES                                                  15


                                  JOYSTAR, INC.
                                 BALANCE SHEETS



                                                   March 31, 2006      December 31,
                                                     (UNAUDITED)           2005
                                                    ------------       ------------
ASSETS

Current assets:
   Cash                                             $  1,029,120       $    218,948
   Other receivables                                   1,131,695            398,827
   Prepaid expenses                                       76,072             48,572
                                                    ------------       ------------
    Total current assets                               2,236,887            666,347

Property and equipment, net                              182,957            138,723

Intangible asset                                          53,285             54,205

                                                    ------------       ------------
    Total assets                                    $  2,473,129       $    859,275
                                                    ============       ============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Accounts payable                                 $    172,591       $    198,814
   Accounts payable-merchants                            174,908            321,643
   Accrued salaries                                       71,896             46,786
   Accrued expenses                                      128,865            128,865
   Accrued payroll taxes                                 591,454            412,258
   Accrued rent                                           34,500             35,000
   Loans from shareholder                                    472                472
                                                    ------------       ------------
     Total current liabilities                         1,174,686          1,143,838

Commitments and contingency                                   --                 --

Stockholders' equity:
   Preferred stock, no par value, 10,000,000
      shares authorized; none issued                          --                 --
   Common stock, no par value, 50,000,000
      shares authorized; 41,301,485 and
      34,103,309 shares issued and outstanding
      at March 31, 2006 and December 31, 2005
      respectively                                    10,093,029          7,952,026
   Stock issued for deferred compensation               (292,500)          (356,000)
   Stock subscribed not issued, 1,727,333
    shares at March 31, 2006 and 2,584,476
    shares at December 31, 2005, respectively            534,800            834,800
   Accumulated (deficit)                              (9,036,886)        (8,715,389)
                                                    ------------       ------------
     Total stockholders' equity (deficit)              1,298,443           (284,563)

                                                    ------------       ------------
     Total liabilities and stockholders'
       Equity                                       $  2,473,129       $    859,275
                                                    ============       ============


    The accompanying notes are an integral part of these financial statements




                                        JOYSTAR, INC.
                                  STATEMENTS OF OPERATIONS
                                       (UNAUDITED)

-----------------------------------------------------------------------------------------



                                                          For the three     For the three
                                                          months ended       months ended
                                                         March 31, 2006     March 31, 2005
                                                         --------------     --------------

Revenue                                                   $  2,182,672       $    120,575
                                                          ------------       ------------

Operating expenses:
  Selling and marketing                                      1,480,238            282,048
  General and administrative                                   966,840            504,193
  Technology and content                                        57,091                 --
                                                          ------------       ------------
Total operating expenses                                     2,504,169            786,241
                                                          ------------       ------------

Operating loss                                                (321,497)          (665,666)

Interest expense                                                    --                 --
                                                          ------------       ------------

Loss before income taxes                                      (321,497)          (665,666)
Income tax provision                                                --                 --
                                                          ------------       ------------
Net loss                                                  $   (321,497)      $   (665,666)
                                                          ============       ============

Loss per share                                            $      (0.01)      $      (0.03)
                                                          ============       ============


Weighted average number of common shares outstanding        37,781,741         23,438,466
                                                          ============       ============


          The accompanying notes are an integral part of these financial statements




                                                        JOYSTAR, INC.
                                           STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)




                                             COMMON STOCK           Stock issued       Stock                          Total
                                      --------------------------        for         Subscribed                     Stockholders'
                                       Number of                     Deferred           not         Accumulated       Equity
                                         Shares        Amount      Compensation       Issued         (Deficit)       (Deficit)
                                      -----------    -----------    -----------     -----------     -----------     -----------
Balance at December 31, 2005           34,103,309    $ 7,952,026    $  (356,000)    $   834,800     $(8,715,389)    $  (284,563)

Stock issued for services                 246,455         91,901             --              --              --          91,901
Stock issued for cash                   5,951,721      2,049,102             --        (300,000)             --       1,749,102
Deferred compensation earned                   --             --         63,500              --              --          63,500
Net loss                                       --             --             --              --        (321,497)       (321,497)
                                      -----------    -----------    -----------     -----------     -----------     -----------
Balance March 31, 2006 (Unaudited)     40,301,485    $10,093,029    $  (292,500)    $   534,800     $(9,036,986)    $ 1,298,443
                                      ===========    ===========    ===========     ===========     ===========     ===========



                             The accompanying notes are an integral part of these financial statements




                                  JOYSTAR, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
---------------------------------------------------------------------------------------

                                                       For the three      For the three
                                                        months ended      months ended
                                                       March 31, 2006    March 31, 2005
                                                       --------------    --------------

Cash flows from operating activities:
   Net loss                                            $  (321,497)      $  (665,666)

Adjustments to reconcile net loss to net cash
used in operating activities:
    Depreciation                                            11,049             2,889
    Stock issued for services                              155,401           274,750
    Non-cash expense                                           102                --
Changes in assets and liabilities:
    Increase in prepaid expenses                           (27,500)          (23,936)
    Increase in other receivables                         (732,867)           (2,354)
    (Decrease) increase in accounts payable               (173,459)           13,472
    Increase in accrued salaries and payroll
      Taxes                                                204,306           100,643
                                                       -----------       -----------

       Net cash used by operations                        (884,465)         (300,202)
                                                       -----------       -----------

Cash flows from investing activities:
    Acquisition of property and equipment                  (54,363)          (14,000)
                                                       -----------       -----------

      Net cash used by investing activities                (54,363)          (14,000)
                                                       -----------       -----------

Cash flows from financing activities:
   Loans from shareholders                                      --           105,997
   Issuance of common stock                              1,749,102                --
                                                       -----------       -----------

     Net cash provided by financing activities           1,749,102           105,997
                                                       -----------       -----------

Increase in cash                                           810,273          (208,205)
Cash at the beginning of the year                          218,948           283,869
                                                       -----------       -----------

Cash at the end of the period                          $ 1,029,120       $    75,664
                                                       ===========       ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
  Issuance of stock for services                       $   155,401       $   274,750
                                                       ===========       ===========
  Income taxes paid                                    $        --       $        --
                                                       ===========       ===========
  Interest paid                                        $        --       $        --
                                                       ===========       ===========
  Subscribed shares issued                             $   300,000       $   200,000
                                                       ===========       ===========


     The accompanying notes are an integral part of these financial statements

                                  JOYSTAR, INC.
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                 (UNAUDITED)


1. BASIS OF PRESENTATION
   ---------------------

Joystar, Inc., a California corporation (the "Company") was incorporated on February 5, 1998. The Company specializes in selling complex travel products including cruises, vacation packages and group travel through its national sales force of independent travel agents.

All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. The Company has re-classified certain accounts of March 31, 2005 to be consistent with March 31, 2006 classifications.

Results of operations for the three months ended March 31, 2006 and 2005 are not necessarily indicative of the results that may be expected for any future period. The balance sheet at December 31, 2005 was derived from audited financial statements.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted. These financial statements should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2005.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   ------------------------------------------
         REVENUE RECOGNITION
         --------------------

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

         INTANGIBLE ASSET
         ----------------

         Management reviews, on an annual basis, the carrying value of its intangible asset in order to determine whether impairment has occurred. Impairment is based on several factors including the Company's projection of future discounted operating cash flows. If an impairment of the carrying value were to be indicated by this review, the Company would perform the second step of the impairment test in order to determine the amount of impairment, if any. There was no impairment charge during the three months ended March 31, 2006.


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

         RECLASSIFICATIONS
         -----------------
         The Company has reclassified certain amounts relating to prior period March 31, 2005 results to conform to our March 31, 2006 results. The reclassifications did not affect our financial position, cash flows, revenue, operating loss or net loss of the prior period.


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


4. COMMON STOCK
   ------------

         During the three months ended the Company issued 246,455 shares of common stock for services for $91,901 and 5,951,455 shares of common stock for cash for $2,049,102 of which $300,000 shares had been subscribed.

         At March 31, 2006 the Company has 9,714,288 warrants outstanding to purchase shares of common stock at $0.50 per share and 2,763,873 warrants outstanding to purchase shares of common stock at $0.35 per share.

         During the three months ended March 31, 2006, two officers earned $63,500 in deferred stock Compensation.

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

General

Joystar specializes in selling complex travel products including cruises, vacation packages and group travel through its national sales force of independent travel agents. The effect of having such a large and growing network of independent and home-based travel retailers all booking under the Joystar agency umbrella is significantly increasing our sales and revenue, and building strong brand recognition.

Tens of thousands of travel agents who are closing their storefront agencies and moving to a home-based operation are creating a value migration in the rapidly emerging host travel agency model.

We have been very successful in attracting profession travel agents and at the same time, eroding our competitors' market share. Since going to market with our hosting programs in August 2004, Joystar has signed up over 3,000 travel agents making us one of the fastest growing and largest leisure travel network in the industry.

Throughout 2005, Joystar's commission levels with our preferred suppliers increased substantially. This trend has continued in the first quarter of 2006. The Company is constantly negotiating with its preferred suppliers for higher commissions and overrides. As commissions and overrides increase with higher bookings with our preferred suppliers, we believe this will have a positive impact on the profitability of the Company.

According to a report issued by Credit Suisse/First Boston, there are currently 20,000 professional travel agents working from their homes. This number is expected to grow to approximately 50,000 agents by 2010. In the management's opinion, Joystar is on track to have an approximate twenty percent market share by the end of 2006 and aims to increase that to thirty percent market share by the end of 2007.

In 2005, we engaged an NASD member firm to provide investment banking services. The Company raised approximately 3.5 million dollars in the last two quarters of 2005 and the first quarter of 2006. We intend to raise an additional 5 million dollars in 2006 and apply for a listing on either the American Stock Exchange or NASDAQ in the fourth quarter. There are no assurances that this will occur.

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

RESULTS OF OPERATIONS

Gross travel bookings for the first quarter 2006 increased 1306% to $18,036,630 from $1,282,440 for the first quarter of 2005.

Revenues during the quarter increased 1710% to $2,183,000 compared to $121,000 for the first quarter 2005. The increase of $2,062,000 is due to the substantial increase in professional agent membership and increase in commission levels from our preferred suppliers.

Selling and Marketing

Selling and marketing expenses relate to primarily to agent commissions and direct advertising and distribution expense, including traffic generation from Internet, search engines, private label and affiliate programs. The remainder of the expense relates to personnel costs, including staffing in our Agent Support Services and Preferred Supplier relations to enhance supplier commission levels.

Marketing and sales expenses for the quarter ended March 31, 2006 were $1,480,000 compared to $282,000 for the quarter ended March 31, 2005. The increase was due entirely to commissions on the increased revenues.

General and Administrative

General and Administrative expenses for the quarter ended March 31, 2006 were $967,000 compared to $504,000 for the quarter ended March 31, 2005. The increase of $463,000 was due to increased headcount and payrolls ($351,000)in our new Miami office, increased accounting and legal (63,000), increase rent ($39,000)due to new office in Miami, and an increase in travel expenses ($26,000).

Technology and Content

Technology and content expense includes product development expenses such as payroll and related expenses and depreciation of website development costs.

Technology and content expenses for the three months ended March 31, 2006 were $57,000 as we increased our software development and engineering teams, and increased our level of site innovation. Given the increasing complexity of our business, geographic expansion, increased supplier integration, service-oriented architecture improvements and other initiatives, we expect absolute amounts spent in technology and content to increase over time.


LIQUIDITY AND SOURCES OF CAPITAL
--------------------------------

During the three months ended March 31, 2006 the Company issued 5,951,721 shares of common stock for cash $2,049,102 of which $300,000 had been received in the prior year as subscribed stock. The Company intends to raise an additional 5 million dollars in 2006. The Company expects to finance the capital needed with additional issuances of its securities. In order to fund the Company's growth, the Company has engaged an NASD member firm to provide investment banking services. There is no assurance that the Company will be able to secure such financing.

At March 31, 2006 the Company had a cash balance of $1,029,120 as compared to a cash balance of $218,948 at December 31, 2005.

Item 3.  Controls and Procedures

         Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of March 31, 2006, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

         During the quarter ended March 31, 2006, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal proceedings


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As of January 27, 2006, the Company sold a total of $1,650,000 purchase price of the units consisting of shares of common stock and warrants offered in its private placement. The units consisted of the shares of the Company's common stock, no par value per share, at a purchase price of $0.35 per share and warrants to purchase two shares of common stock at $0.50 exercise price. The warrants expire in two years from the date of issuance. The Company issued a total of 4,714,286 shares of its common stock in its private placement. The subscribers do not have any registration rights to register the shares and the warrants purchased in the private placement. The Company received total net proceeds of approximately $1,650,000, since no commissions were paid in cash. The net proceeds were applied by the Company for working capital purposes. The units were sold to accredited investors only, including an officer of the Company.

The shares and warrants were being offered and sold by the Company to investors whom the Company had reasonable grounds to believe are "accredited investors" within the meaning of Rule 501 of Regulation D under the Securities Act of 1933, as amended (the "Securities Act"). The investors were provided access to business and financial about the Company and had such knowledge and experience in business and financial matters that they were able to evaluate the risks and merits of an investment in the Company. Each certificate evidencing securities to be issued to the investors will include a legend to the effect that the securities have not been registered under the Securities Act and could not be resold absent registration or the availability of an applicable exemption from registration. No general solicitation or advertising has been used in connection with the transaction.

The issuance of the shares and warrants is believed to be exempt from the registration requirements of the Securities Act by reason of Section 4(2) of the Securities Act and the rules and regulations, including Regulation D thereunder, as transactions by an issuer not involving a public offering.


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

Item 5. Other Information                                               NONE

Item 6.

(a)     Exhibits
        --------

        The following Exhibits are incorporated herein by reference or are filed with this report as indicated below.

        Exhibit No.        Description
        -----------        -----------

      * Exhibit 10.1       Subscription Agreement

      * Exhibit 10.2       Warrant Agreement

      * Exhibit 10.3       Escrow Agreement

      * Exhibit 10.4       Standstill Agreement

      * Exhibit 10.5       Agreement for the purchase and sale of assets between
                           Vacation and Cruise Resources, Inc. and Joystar, Inc.
                           dated August 11, 2005.

        Exhibit 10.6       Employment Agreement with William M. Alverson.

        Exhibit 31 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

        Exhibit 32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

b) Reports on 8K during the quarter:

     Forms 8-K filed on January 25, 2006 and January 30, 2006.

     * Previously filed with the Securities and Exchange Commission.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           JOYSTAR, INC.
Date: May 12, 2006
                                           By: /s/ William Alverson
                                               ---------------------------------
                                               Chief Executive Officer and Chief
                                               Financial Officer