Form 10QSB
period 2006-06-30
Joystar Inc
filed 2006-08-14
CIK 1085661

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the registrant's common stock as of June 30, 2006:
43,212,160 shares.

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

                                      JOYSTAR, INC.
                                     BALANCE SHEETS
                                       (Unaudited)

                                                         June 30, 2006  December 31, 2005
                                                         -------------  -----------------
                          ASSETS

Current assets:
   Cash                                                   $    691,416    $    218,948
   Other receivables                                         4,047,673         398,827
   Prepaid expenses                                             68,572          48,572
                                                          ------------    ------------
    Total current assets                                     4,807,661         666,347

Property and equipment, net                                    185,922         138,723

Intangible asset                                                52,365          54,205
                                                          ------------    ------------
    Total assets                                          $  5,045,948    $    859,275
                                                          ============    ============


      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Accounts payable                                       $    167,316    $    198,814
   Accounts payable-merchants                                2,297,284         321,643
   Accrued salaries                                             91,706          46,786
   Accrued expenses                                            128,865         128,865
   Accrued payroll taxes                                       567,684         412,258
   Accrued rent                                                 34,450          35,000
   Loans from shareholder                                          472             472
                                                          ------------    ------------
     Total current liabilities                               3,287,777       1,143,838

Commitments and contingency                                                         --

Stockholders' equity:
   Preferred stock, no par value, 10,000,000
      shares authorized; none issued                                --              --
   Common stock, no par value, 50,000,000
      shares authorized; 43,212,160 and
      34,103,309 shares issued and outstanding
      at March 31, 2006 and December 31, 2005
      respectively                                          10,818,904       7,952,026
   Stock issued for deferred compensation                     (229,000)       (356,000)
   Stock subscribed not issued,
    shares at June 30, 2006 and 2,584,476
    shares at December 31, 2005, respectively                  114,800         834,800
   Accumulated (deficit)                                    (8,946,533)     (8,715,389)
                                                          ------------    ------------
     Total stockholders' equity (deficit)                    1,758,171        (284,563)
                                                          ------------    ------------
     Total liabilities and stockholders'
       equity                                             $  5,045,948    $    859,275
                                                          ============    ============

        The accompanying notes are an integral part of these financial statements

                                            3

                                            JOYSTAR, INC.
                                      STATEMENTS OF OPERATIONS
                                             (UNAUDITED)


                                       For the six     For the six     For the three   For the three
                                       months ended    months ended    months ended    months ended
                                       June 30, 2006   June 30, 2005   June 30, 2006   June 30, 2005
                                       -------------   -------------   -------------   -------------
Revenue                                $  4,736,251    $    486,000    $  2,553,579    $    365,000
                                       ------------    ------------    ------------    ------------

Operating expenses:
  Selling and marketing                   2,899,948         803,455       1,419,710         520,982
  General and administrative              1,984,524       1,151,168       1,017,684         646,975
  Technology and content                     82,923              --          25,832              --
                                       ------------    ------------    ------------    ------------
Total operating expenses                  4,967,395       1,954,623       2,463,226       1,167,957
                                       ------------    ------------    ------------    ------------

Operating loss                             (231,144)     (1,468,623)         90,353        (802,957)

Interest expense                                 --           9,641              --           9,641
                                       ------------    ------------    ------------    ------------

Loss before income taxes                   (231,144)     (1,478,624)         90,353        (812,598)
Income tax provision                             --              --              --              --
                                       ------------    ------------    ------------    ------------
Net income (loss)                      $   (231,144)   $ (1,478,624)   $     90,353    $   (812,598)
                                       ============    ============    ============    ============

Loss per share                         $      (0.01)   $      (0.06)   $      (0.00)   $      (0.03)
                                       ============    ============    ============    ============

Weighted average number of common
shares outstanding                       39,782,316      24,031,395      41,829,599      24,618,082
                                       ============    ============    ============    ============


              The accompanying notes are an integral part of these financial statements

                                                  4

                                                          JOYSTAR, INC.
                                           STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)


                                                  COMMON STOCK           Stock issued      Stock                       Total
                                            ---------------------------      for         Subscribed                  Stockholders'
                                             Number of                     Deferred         not        Accumulated      Equity
                                               Shares        Amount      Compensation      Issued       (Deficit)      (Deficit)
                                            ------------   ------------  ------------   ------------  ------------   ------------
Balance at December 31, 2005                 34,103,309      7,952,026      (356,000)       834,800    (8,715,389)      (284,563)

Stock issued for services                     3,091,730      1,137,683            --       (420,000)           --        717,683
Cost of issueing stock included
   in services                                       --       (345,107)           --             --            --       (345,107)
Stock issued for cash                         6,017,121      2,074,302            --       (300,000)           --      1,774,302
Deferred compensation earned                         --             --       127,000             --            --        127,000
Net loss                                             --             --            --             --      (231,144)      (231,144)
                                            ------------   ------------  ------------    ------------  ------------   -----------
Balance June 30, 2006 (Unaudited)            43,212,160    $ 10,818,904   $  (229,000)    $  114,800   $(8,946,533)    $1,758,171
                                            ============   ============  ============    ============  ============   ===========


                            The accompanying notes are an integral part of these financial statements

                                                                5

                                    JOYSTAR, INC.
                               STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)


                                                        For the six      For the six
                                                        months ended    months ended
                                                       June 30, 2006   June 30, 2005
                                                       -------------   -------------
Cash flows from operating activities:
   Net loss                                             $   (231,144)   $ (1,478,264)

Adjustments to reconcile net loss to net cash
used in operating activities:
    Depreciation                                              26,358           6,739
    Stock issued for services                                499,576         531,353
    Stock issued for interest                                     --           9,641
    Non-cash expense                                             102              --
Changes in assets and liabilities:
    Increase in prepaid expenses                             (20,000)          4,609
    Increase in other receivables                         (3,648,846)        (25,072)
    (Decrease) increase in accounts payable                1,944,142          45,985
    Increase in accrued salaries                              44,920           2,061
    Increase in payroll taxes                                155,426         164,786
    Increase in accrued rent                                    (550)          7,952
                                                        ------------    ------------

       Net cash used by operations                        (1,230,016)       (730,210)
                                                        ------------    ------------

Cash flows from investing activities:
    Acquisition of property and equipment                    (71,717)        (16,081)
                                                        ------------    ------------

      Net cash used by investing activities                  (71,717)        (16,081
                                                        ------------    ------------

Cash flows from financing activities:
   Loans from shareholders                                        --             470

   Issuance of common stock                                1,774,302         550,270
                                                        ------------    ------------

     Net cash provided by financing activities             1,774,302         550,740
                                                        ------------    ------------

Increase in cash                                             472,569        (195,551)
Cash at the beginning of the year                            218,847         283,869
                                                        ------------    ------------

Cash at the end of the period                           $    691,416    $     88,318
                                                        ============    ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
  Issuance of stock for services                        $    499,576    $    531,353
  Income taxes paid                                     $         --    $         --
  Interest paid                                         $         --    $         --
  Subscribed shares issued                              $    720,000    $    590,000
  Shares issued for accrued prior year
   compensation                                         $    127,000    $    172,038


      The accompanying notes are an integral part of these financial statements

                                          6

                                  JOYSTAR, INC.
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                 (UNAUDITED)


1. BASIS OF PRESENTATION
   ---------------------

Joystar, Inc., a California corporation (the "Company") was incorporated on February 5, 1998. The Company specializes in selling complex travel products including cruises, vacation packages and group travel through its national sales force of independent travel agents.

All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. The Company has re-classified certain accounts of June 30, 2005 to be consistent with June 30, 2006 classifications.

Results of operations for the six months ended June 30, 2006 and 2005 are not necessarily indicative of the results that may be expected for any future period. The balance sheet at December 31, 2005 was derived from audited financial statements.

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

         INTANGIBLE ASSET
         ----------------

         Management reviews, on an annual basis, the carrying value of its intangible asset in order to determine whether impairment has occurred. Impairment is based on several factors including the Company's projection of future discounted operating cash flows. If an impairment of the carrying value were to be indicated by this review, the Company would perform the second step of the impairment test in order to determine the amount of impairment, if any. There was no impairment charge during the six months ended June 30, 2006.


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

         RECLASSIFICATIONS
         -----------------
         The Company has reclassified certain amounts relating to prior period June 30, 2005 results to conform to our June 30, 2006 results. The reclassifications did not affect our financial position, cash flows, revenue, operating loss or net loss of the prior period.


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


4. COMMON STOCK
   ------------

         During the six months ended the Company issued 3,091,730 shares of common stock for services for $1,137,683 of which $420,000 shares had been subscribed and 6,017,121 shares of common stock for cash for $2,074,302 of which $300,000 shares had been subscribed.

         At June 30, 2006 the Company has 9,714,288 warrants outstanding to purchase shares of common stock at $0.50 per share and 2,763,873 warrants outstanding to purchase shares of common stock at $0.35 per share.

         During the six months ended June 30, 2006, two officers earned $127,000 in deferred stock compensation.

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

Throughout the first six months of 2006, Joystar's membership revenue and commission levels with our preferred suppliers increased substantially. As we continue to add travel agents into our network, commissions and overrides increase with higher bookings with our preferred suppliers, we believe this will have a positive impact on the increased profitability of the Company.

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

In 2005, we engaged an NASD member firm to provide investment banking services. The Company raised approximately 3.5 million dollars in the last two quarters of 2005 and the first six months of 2006. We intend to raise an additional 5 million dollars in the next twelve months and apply for a listing on either the American Stock Exchange or NASDAQ in the fourth quarter. There are no assurances that this will occur.

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

RESULTS OF OPERATIONS

Gross travel bookings for the six months ended June 30 2006 increased 712% to $33,056,000 Compared to $4,644,000 for the six months ended June, 30 2005. Revenues for the six months increased 974% to $4,736,000 compared to $486,000 for the six months ended June 30, 2005. The increase of $4,250,000 is due to the substantial increase in professional agent membership and commission levels and overrides from our preferred suppliers.

Revenues increased sequentially 17% to $2,553,579 compared to $2,182,672 for the quarter ended March 31, 2006. This represents the seventh sequential quarter of double-digit revenue growth

Revenue margins (defined as net revenue as a percentage of gross bookings) for the six months ended June 30,2006 increased to 14% compared to 10.5% for the six months ended June30, 2005. The 33% increase is due to substantial increases in commissions, overrides, and membership fees. We believe revenue margins will continue to increase as our paid membership continues to grow and as we negotiate better commissions and overrides with more and more travel suppliers.

Net income for the three months ended June30, 2006 was $90,353 compared to a net loss of $812,298 for the three months ended June 30,2005. This represents the first profitable quarter in the Company's history. Net losses for the six months ended June 30, 2006 decreased 640% to $231,144 compared to $1,478,624 for the six months ended June 30,2005.


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

Marketing and sales expenses for the six months ended June 30, 2006 were $2,900,000 compared to $803,000 for the six months ended June 30, 2005. The increase was due entirely to commissions paid to our travel agent network on the increased revenues generated.

General and Administrative

General and Administrative expenses for the six months ended June 30, 2006 were $1,985,000 compared to $1,151,000 for the six months ended June 30, 2005. The increase of $834,000 was due primarily to increased headcount and payrolls ($580,000)in our new Miami office, increased accounting and legal (17,000), increase rent ($61,000)due to new office in Miami, and an increase in travel expenses ($31,000).

Technology and Content

Technology and content expense includes product development expenses such as payroll and related expenses and depreciation of website development costs.

Technology and content expenses for the six months ended June 30, 2006 were $82,000 as we increased our software development and engineering teams, and increased our level of site innovation. Given the increasing complexity of our business, geographic expansion, increased supplier integration, service-oriented architecture improvements and other initiatives, we expect absolute amounts spent in technology and content to increase over time.


LIQUIDITY AND SOURCES OF CAPITAL
--------------------------------

During the six months ended June 30, 2006 the Company issued 6,017,121 shares of common stock for cash $2,074,302 of which $300,000 had been received in the prior year as subscribed stock. The Company intends to raise an additional 5 million dollars during the next twelve months. The Company expects to finance the capital needed with additional issuances of its securities. In order to fund the Company's growth, the Company has engaged an NASD member firm to provide investment banking services. There is no assurance that the Company will be able to secure such financing.

At June 30, 2006 the Company had a cash balance of $691,416 as compared to a cash balance of $218,948 at December 31, 2005.

Item 3.  Controls and Procedures

Our President and Treasurer/Chief Financial Officer (the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures and internal controls and procedures for financial reporting for the Company. The Certifying Officers have designed such disclosure controls and procedures and internal controls and procedures for financial reporting to ensure that material information are made known to them, particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of the Company's disclosure controls and procedures and internal controls and procedures for financial reporting as of June 30, 2006 and believes that the Company's disclosure controls and procedures and internal controls and procedures for financial reporting are effective based on the required evaluation. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 1.  Legal proceedings NONE

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

      * Exhibit 10.6       Employment Agreement with William M. Alverson.

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

                                           JOYSTAR, INC.
Date: August 14, 2006
                                           By: /s/ William Alverson
                                               ---------------------------------
                                               Chief Executive Officer and Chief
                                               Financial Officer