Form 10QSB
period 2006-09-30
Joystar Inc
filed 2006-11-14
CIK 1085661

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the registrant's common stock as of September 30, 2006:
44,281,742 shares.

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

                                  JOYSTAR, INC.
                                 BALANCE SHEETS
                                  (UN-AUDITED)

                                                  September 30,   December 31,
                                                      2006            2005
                                                  ------------    ------------
ASSETS
Current assets:
   Cash                                           $  1,131,030    $    218,948
   Other receivables                                 3,638,454         398,827
   Prepaid expenses                                     71,727          48,572
                                                  ------------    ------------
    Total current assets                             4,841,211         666,347

Property and equipment, net                            181,898         138,723

Intangible asset, net amortization                      51,445          54,205
                                                  ------------    ------------
    Total assets                                  $  5,074,554    $    859,275
                                                  ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable                               $    156,179    $    198,814
   Accounts payable-merchants                        1,446,429         321,643
   Accrued salaries                                    124,411          46,786
   Accrued expenses                                    128,865         128,865
   Accrued payroll taxes                               828,839         412,258
   Accrued rent                                         34,525          35,000
   Loans from shareholder                                  472             472
                                                  ------------    ------------
     Total current liabilities                       2,719,720       1,143,838

Commitments and contingency                                 --              --

Stockholders' equity:
   Preferred stock, no par value, 10,000,000
      shares authorized; none issued                        --              --
   Common stock, no par value, 50,000,000
      shares authorized; 44,281,742 and
      34,103,309 shares issued and outstanding
      at September 30, 2006 and December 31,
      2005 respectively                             11,408,851       7,952,026
   Stock issued for deferred compensation             (175,000)       (356,000)
   Stock subscribed not issued, 77,733
    shares at September 30, 2006 and 2,584,476
    shares at December 31, 2005, respectively          115,001         834,800
   Accumulated (deficit)                            (8,994,018)     (8,715,389)
                                                  ------------    ------------
     Total stockholders' equity (deficit)            2,354,834        (284,563)
                                                  ------------    ------------
     Total liabilities and stockholders'
       equity                                     $  5,074,554    $    859,275
                                                  ============    ============

    The accompanying notes are an integral part of these financial statements

                                           JOYSTAR, INC.
                                      STATEMENTS OF OPERATIONS
                                            (UN-AUDITED)

                                       For the nine    For the nine    For the three   For the three
                                       months ended    months ended    months ended    months ended
                                       September 30,   September 30,   September 30,   September 30,
                                           2006            2005             2006           2005
                                       ------------    ------------    ------------    ------------

Revenue                                $  6,850,791    $  1,066,785    $  2,114,540    $    581,326
                                       ------------    ------------    ------------    ------------

Operating expenses:
  Selling and marketing                   4,208,591       1,650,707       1,308,643         847,592
  General and administrative              2,783,991       1,718,975         799,466         567,807
  Technology and content                    135,556              --          52,633              --
                                       ------------    ------------    ------------    ------------
Total operating expenses                  7,128,138       3,369,692       2,160,742       1,415,399
                                       ------------    ------------    ------------    ------------

Operating loss                             (277,347)     (2,302,907)        (46,202)       (834,073)

Interest expense                                 --           9,641              --              --
                                       ------------    ------------    ------------    ------------

Loss before income taxes                   (277,347)     (2,312,548)        (46,202)       (834,073)
Income tax provision                          1,282              --           1,282              --
                                       ------------    ------------    ------------    ------------
Net income (loss)                      $   (278,629)   $ (2,312,548)   $    (47,484)   $   (834,073)
                                       ============    ============    ============    ============

Loss per share                         $      (0.01)   $      (0.09)   $      (0.00)   $      (0.03)
                                       ============    ============    ============    ============

Weighted average number of common
shares outstanding                       40,971,493      26,033,552      43,502,474      29,972,580
                                       ============    ============    ============    ============


             The accompanying notes are an integral part of these financial statements


                                                 4

                                                            JOYSTAR, INC.
                                             STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)


                                                COMMON STOCK           Stock issued       Stock                           Total
                                          -------------------------         for         Subscribed                     Stockholders'
                                          Number of                      Deferred          not         Accumulated       Equity
                                           Shares         Amount       Compensation       Issued        (Deficit)       (Deficit)
                                        ------------   ------------    ------------    ------------    ------------    ------------
Balance at December 31, 2005              34,103,309   $  7,952,026    $   (356,000)   $    834,800    $ (8,715,389)   $   (284,563)

Stock issued for services                  3,174,169      1,207,077              --        (420,000)             --         787,077
Cost of issuing stock included
   in services                                    --       (345,107)             --              --              --        (345,107)
Stock issued for cash                      7,004,264      2,594,855              --        (300,000)             --       2,294,855
Subscribed stock (400 shares)                     --             --              --             201              --             201
Deferred compensation earned                      --             --         181,000              --              --         181,000
Net loss                                          --             --              --              --        (278,629)       (278,629)
                                        ------------   ------------    ------------    ------------    ------------    ------------
Balance September 30, 2006 (Un-audited)   44,281,742   $ 11,408,851    $   (175,000)   $    115,001    $ (8,994,018)   $  2,354,834
                                        ============   ============    ============    ============    ============    ============


                              The accompanying notes are an integral part of these financial statements


                                                                 5

                                    JOYSTAR, INC.
                               STATEMENTS OF CASH FLOWS
                                     (UN-AUDITED)

                                                         For the nine    For the nine
                                                         months ended    months ended
                                                         September 30,   September 30,
                                                             2006            2005
                                                         ------------    ------------

Cash flows from operating activities:
   Net loss                                              $   (278,629)   $ (2,477,478)

Adjustments to reconcile net loss to net cash used
in operating activities:
    Depreciation and amortization                              41,667          10,701
    Stock issued for services                                 622,970         984,303
    Stock issued for interest                                      --           9,641
Changes in assets and liabilities:
    Increase in prepaid expenses                              (23,155)        (30,307)
    Increase in other receivables                          (3,239,627)        (71,217)
    Decrease in accounts payable                              (42,635)         45,355
    Increase in accounts payable-merchants                  1,124,787         226,820
    Increase in accrued salaries                               77,625          62,356
    Increase in payroll taxes                                 416,581         191,727
    Decrease in accrued rent                                     (475)             --
                                                         ------------    ------------

       Net cash used by operations                         (1,300,891)     (1,048,099)
                                                         ------------    ------------

Cash flows from investing activities:
    Acquisition of property and equipment                     (82,083)        (80,343)
                                                         ------------    ------------

      Net cash used by investing activities                   (82,083)        (80,343
                                                         ------------    ------------

Cash flows from financing activities:
   Loans from shareholders                                         --             472
   Subscribed stock                                               201              --
   Issuance of common stock                                 2,294,855       1,158,632
                                                         ------------    ------------

     Net cash provided by financing activities              2,295,056       1,159,104
                                                         ------------    ------------

Increase in cash                                              912,082          30,662
Cash at the beginning of the year                             218,948         283,869
                                                         ------------    ------------

Cash at the end of the period                            $  1,131,030    $    314,531
                                                         ============    ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
  Issuance of stock for services                         $    622,970    $    984,303
                                                         ============    ============
  Income taxes paid                                      $      1,282    $         --
                                                         ============    ============
  Shares issued for shareholder loan                               --         259,834
                                                         ============    ============
  Shares issued for interest                             $         --    $      9,641
                                                         ============    ============
  Shares issued for fixed assets and customer
   list                                                  $         --    $     70,125
                                                         ============    ============
  Subscribed shares issued                               $    720,000    $    590,000
                                                         ============    ============
  Shares issued for accrued prior year
   compensation                                          $    181,000    $    172,038
                                                         ============    ============

      The accompanying notes are an integral part of these financial statements


                                          6

                                  JOYSTAR, INC.
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                  (Un-audited)


1. BASIS OF PRESENTATION
   ---------------------

Joystar, Inc., a California corporation (the "Company") was incorporated on February 5, 1998. The Company specializes in selling complex travel products including cruises, vacation packages and group travel through its national sales force of independent travel agents.

All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. The Company has re-classified certain accounts of September 30, 2005 to be consistent with September 30, 2006 classifications.

Results of operations for the nine months ended September 30, 2006 and 2005 are not necessarily indicative of the results that may be expected for any future period. The balance sheet at December 31, 2005 was derived from audited financial statements.

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

         INTANGIBLE ASSET
         ----------------
         The Company amortizes its intangible asset over its useful life of five years. Management reviews, on an annual basis, the carrying value of its intangible asset in order to determine whether impairment has occurred. Impairment is based on several factors including the Company's projection of future discounted operating cash flows. If an impairment of the carrying value were to be indicated by this review, the Company would perform the second step of the impairment test in order to determine the amount of impairment, if any. There was no impairment charge during the nine months ended September 30, 2006.

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

         RECLASSIFICATIONS
         -----------------
         The Company has reclassified certain amounts relating to prior period September 30, 2005 results to conform to our September 30, 2006 results. The reclassifications did not affect our financial position, cash flows, revenue, operating loss or net loss of the prior period.


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


4. COMMON STOCK
   ------------

     During the nine months ended September 30, 2006 the Company issued 3,174,169 shares of common stock for services valued at a total of $1,207,077. Of the total shares issued for services for the nine months the Company issued 1,650,000 shares subscribed at a value of $420,000, and 460,143 shares valued at $345,107.

The Company issued 7,004,264 shares of common stock for cash for $2,594,855 of which $300,000 had been received in the prior year as subscribed stock.

         At September 30, 2006 the Company has 9,478,572 warrants outstanding to purchase shares of common stock at $0.50 per share and 1,407,158 warrants outstanding to purchase shares of common stock at $0.35 per share.

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

RESULTS OF OPERATIONS

Gross Travel Bookings

Gross travel bookings for the three months ended September 30, 2006 increased 221% to $16,220,487 compared to $5,040,091 for the third quarter ended September, 30 2005. Gross travel bookings for the nine months ended September 30, 2006 increased 408% to $49,276,487 compared to $9,683,756 for the nine months ended September 30, 2005.

Revenues

Revenues for the three months ended September 30, 2006 increased 263% to $2,114,540 from $581,326 for the three months ended September 30, 2005. Revenue for the nine months ended September 30, 2006 increased 542% to $6,850,791 compared to $1,066,965 for the nine months ended September 30, 2005.

The increases in both gross travel bookings and revenues are due to continued substantial growth in our leisure travel agent network and our ability to negotiate higher commissions with our preferred suppliers.

Revenue margins (defined as net revenue as a percentage of gross bookings) for the nine months ended September 30,2006 increased to 14% compared to 11.5% for the nine months ended September 30, 2005. The increased revenue margin was due to growth in our fee-based membership as well as overrides and co-op marketing dollars.

Travel Network

Our network of leisure travel agents increased by 616 members in the third quarter ended September 30, 2006 as compared to 536 and 374 in the second and first quarters of 2006 respectively.

Net Loss for the three months ended September 30, 2006 was $47,484 compared to a net loss of $834,073 for the three months ended September 30,2005.

Liquidity

At September 30, 2006 the company's net cash increased to $1,131,030 compared to $218,948 at December 31, 2005.

Selling and Marketing

Selling and marketing expenses relate to primarily to agent commissions and direct advertising and distribution expense, including traffic generation from Internet, search engines, private label and affiliate programs.

Selling and Marketing expenses for the three months ended September 30, 2006 were $1,308,643 compared to $847,592 for the three months ended September 30, 2005. The increase was due entirely to commissions paid to our travel agent network on the increased revenues generated.

General and Administrative

General and Administrative expenses for the three months ended September 30, 2006 were $799,466 compared to $567,807 for the three months ended September 30, 2005. The increase of $231,659 was due primarily to increased headcount to support growth, expansion of Miami operations and an increase in travel expenses relating to agent recruitment and the legal and accounting fees associated with being a public company.

General and Administrative expenses for the third quarter decreased sequentially $218,218 from $1,017,684 in the previous quarter ended June 30, 2006. The decrease was primary driven by management's ability to control fixed spending to stay in line with the seasonality of the travel industry and more specifically softness in consumer demand in the cruise industry.

Technology and Content

Technology and content expense includes product development expenses such as payroll and related expenses and depreciation of website development costs.

Technology and content expenses for the nine months ended September 30, 2006 were $135,556 as we increased our software development teams, and increased our level of site innovation. Given the increasing complexity of our business, geographic expansion, increased supplier integration, service-oriented architecture improvements and other initiatives, we expect absolute amounts spent in technology and content to increase over time.


LIQUIDITY AND SOURCES OF CAPITAL
--------------------------------

During the nine months ended September 30, 2006 the Company issued 7,004,264 shares of common stock for cash $2,594,855 of which $300,000 had been received in the prior year as subscribed stock.

At September 30, 2006 the Company had a cash balance of $1,131,030 as compared to a cash balance of $218,948 at December 31, 2005.

Item 3.  Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of September 30, 2006, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the quarter ended September 30, 2006, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably Likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal proceedings                                                NONE

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds       NONE

Item 3. Defaults on Senior Securities                                     NONE

Item 4. Submission of Items to a Vote                                     NONE

Item 5. Other Information

As of November 1, 2006, Joystar, Inc., a California corporation (the "Company") signed subscription agreements for the purchase of a total of 3,212,000 shares of its common stock, no par value per share, at a purchase price of $0.625 per share with certain institutional and accredited investors, for a total purchase price of $2,007,500. As a part of the private placement, the Company also signed warrant purchase agreements with such investors for the purchase of Series A and B Warrants by the investors. One Series A Warrant and one Series B Warrant is to be issued for each four Shares issued, for a total of 803,000 Series A Warrants and 803,000 Series B Warrants. The per Warrant Share exercise price to acquire a Warrant Share upon exercise of a Series A Warrant is $0.85 and the per Warrant Share exercise price to acquire a Warrant Share upon exercise of a Series B Warrant is $1.00. The Series A and B Warrants are exercisable until five (5) years after the Closing Date. The Company anticipates the closing of the transaction and the issuance of the securities within the next five business days.

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

                                           JOYSTAR, INC.
Date: November 14, 2006
                                           By: /s/ William Alverson
                                               ---------------------------------
                                               President and Chief
                                               Financial Officer