Form 10KSB
period 2006-12-31
Joystar Inc
filed 2007-04-27
CIK 1085661

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

             [X] ANNUAL REPORT PUSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

                         Common Stock, $0.001 Par Value

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ]No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]           No [X]

         The registrant's revenues for its most recent fiscal year were $6,932,277.

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 30, 2007 was $32,187,511 based upon the market price of the registrant's Common Stock of $0.95 as of March 30, 2007.

The number of the Company's shares of Common Stock outstanding as of March 30, 2007 was 48,973,918. The registrant has no outstanding non-voting common equity.

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [X]

                                  JOYSTAR, INC.
                            FORM 10-KSB ANNUAL REPORT
                 AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2006
                                TABLE OF CONTENTS

Forward-Looking Statements

                                     PART 1
Item 1.     Description of Business                                           3
Item 2.     Description of Property                                          20
Item 3.     Legal Proceedings                                                21
Item 4.     Submission of Matters to a Vote of Security Holders              21

                                     PART II

Item 5.     Market for Common Equity, Related Stockholder Matters and
             Small Business Issuer Purchases of Equity Securities            24
Item 6.     Management's Discussion and Analysis or Plan of Operation        24
Item 7.     Financial Statements                                             29
Item 8.     Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure                                       30
Item 8A.    Controls and Procedures                                          30
Item 8B.    Other Information                                                30
                                    PART III

Item 9.     Directors and Executive Officers of the Registrant               30
Item 10.    Executive Compensation                                           32
Item 11.    Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters                     33
Item 12.    Certain Relationships and Related Transactions                   34
Item 13.    Exhibits                                                         34
Item 14.    Principal Accountant Fees and Services                           34

            Signatures

                                     PART I

ITEM 1.  BUSINESS

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

     The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, the acceptance by customers of the Company's products and services, the Company's ability to develop new products and services cost-effectively, the ability of the Company to raise or borrow capital in the future, the development by competitors of products or services using improved or alternative technology, the retention of key employees and general economic conditions.

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

MANAGEMENT OVERVIEW

  GENERAL DESCRIPTION OF OUR BUSINESS

      Joystar, Inc., a California corporation ("Joystar", "we" or the "Company") sells complex leisure travel including cruises, vacations and group travel through a rapidly expanding virtual network of leisure travel agents. We empower thousands of travel agents with the tools and information they need to efficiently research, plan, book and extraordinary travel experiences. Through our Joystar branded, co-branded and private label websites, we offer travelers real time access and booking capabilities to every major airline, lodging property, car rental company, vacation provider, and cruise line in the world. We are one of the leading host agencies in the world with over 4000 professional travel agents in our network. Our brands include: Joystar Travel Network, VacationCompare.com, and Travelstar.com.

      We are uniquely positioned to capitalize on our early mover advantage and brand strength as the premier host travel agency in the travel industry. The virtual travel agency model is expanding rapidly as travel agency owners and individual agents switch from bricks & mortar models to virtual, hosted operations. The migration of the existing travel agency community which sells billions of dollars of complex travel annually, combined with the emergence of new entrants attracted to the prospect of owning and operating a home based travel business represents an especially large opportunity for Joystar.

  OUR BRANDS

      JOYSTAR TRAVEL NETWORK. We specialize in selling cruises and vacation packages, through a national sales force of over 4000 virtual agents, as well as co-branded and private label travel websites. We provide our agents with the technology, marketing tools, on-demand training, mentoring programs and expert support services so they can concentrate on building their business and creating customer loyalty. This business model has allowed Joystar to achieve significant growth since our launch in late 2004. Our investments in infrastructure, technology and automation have created a scalable environment for continued rapid growth.

CONSUMER BRANDS

      We are in beginning stages of leveraging our diverse virtual network of travel agents and strong leisure supplier relationships to create a portfolio of consumer travel brands. Each of our brands will cater to a specific target audience and offer online access to air, car, and hotel reservations and expert travel agent support for complex travel including cruises, vacation packages and group travel.

      VACATIONCOMPARE.COM. In December, we launched VacationCompare.com, a comparison shopping marketplace that helps consumers make informed decisions for their leisure travel planning. Similar to what meta search sites offer travelers for comparing air, car and hotel websites, the VacationCompare.com comparison service is geared to the 60 million Americans who begin their vacation and cruise shopping online, but, because of the price and complexity, prefer to book offline with the help of a live expert.

      VactionCompare.com electronically passes consumers' "request for quotes" to the independent travel agencies in its network. Each travel agency in the VacationCompare.com network operates under the assumption they are competing with other experts in the industry to win the customer's business on knowledge and added-value service.

      TRAVELSTAR.COM. We have been developing a group travel social networking site that will offer passionate leisure travelers the ability to share travel reviews, vacation photos and videos, and travel blogs. In addition to the social networking features, the site will offer free tools for members to manage their invitations and responses for small private group travel including family reunions, girl getaways, and golf vacations. It will also offer the tens of thousands of group leaders and corporate and incentive meeting planners in the United States the tools to mange every aspect of the group travel planning process including access to our network of group travel experts. Group leaders and meeting planners will have the opportunity to earn free travel and share in the revenue generated from the group trips they promote using our site.

      Travelers worldwide will be able to browse from a database of "public" specialty group trips that have been posted by our members. They will be able to search for and join the group trips based on criteria including destination, activity, lifestyle, religion, music, sporting events, charitable organizations and other affinities. The beta site is expected to launch in the second quarter of 2007.

BUSINESS STRATEGY

      Our goal is to build the largest leisure travel agency in the world. To accomplish this, we have fueled our organic growth by creating innovative programs designed to attract and retain the industry's best and brightest travel sellers. We began developing our technology infrastructure and hosting service capabilities for the professional travel agent community in 2004. Today, the Joystar Travel Network consists of over 4000 full-time and part-time leisure travel agents who primary sell cruises and vacations.

      We believe we are uniquely positioned to capitalize on our brand strength as a host agency in the rapidly emerging virtual travel agency model. The potential for this business continues to expand as travel agents switch to virtual and hosted operations. The migration of the existing travel agency community to this new way of doing business, combined with the emergence of new entrants to the industry represents an especially large opportunity for Joystar in both revenue from travel bookings and from the set-up, monthly and annual renewal fees generated from our hosting services.

      We intend to leverage the vast knowledge and travel industry experience of our network to become the recognized leader for delivering extraordinary vacation experiences. Our goal is to match a diverse population of leisure travelers with our certified travel experts to deliver the best possible travel planning service.

      Our business strategy is as follows:

      o Leverage the experience and knowledge base of our network of travel experts;
      o Innovate on behalf of travel agents, travelers and our supplier partners;
      o Expand our leisure group travel and corporate incentive travel businesses;
      o Expand our host agency service offerings to a much broader base of entrepreneurs; and
      o     Leverage our scale in technology and operations.

      We seek to leverage our brand and reputation as a trusted partner to the existing travel agent community and our relationships with travel suppliers by creating a complementary business opportunity targeted to home based and internet entrepreneurs and baby boomers who will be attracted to a viable home-based business in the travel industry. We will offer three types of programs:

      GROUP LEADERS: Group travel leaders will be trained and supported to develop loyal followings from their friends and family, social clubs, civic organizations, businesses, and religious groups and student groups. For their part, and depending on the size of the group, group leader will have the opportunity to earn free travel and a share of the commission generated.

      AFFILIATE (REFERRAL) AGENTS: The sole responsibility of an affiliate is to refer leisure travel customers to our agency network. This is a sales position in that the potential customer must be properly "pre-sold" on the value of working with one of the certified travel experts in our network for their vacation and cruise planning. The goal of the affiliate is to drive leads through a dedicated website and dedicated toll-free number that will track their business. The leads will be "hot transferred" to a certified travel expert in our virtual network who will handle the planning, booking and all related customer service. Affiliates will receive a portion of the lifetime commission generated from their "referred" clients.

      BOOKING AGENTS: Booking agents are involved in all the planning, booking, and customer service functions. Because their role involves much more responsibility, including prospecting for leads, dealing with suppliers, and customer care, booking agents receive a higher percentage of the commissions generated. Once certified, booking agents will be able to receive leads generated by our affiliates.

      We aim to appeal to the broadest possible range of travelers through our portfolio of brands. We target several different demographics, from the value-conscious traveler through our VacationCompare brand to luxury travelers demanding the personal service only an experienced travel agent can provide.

      We intend to continue leveraging our substantial investment in technology, operations, host agency brand building, supplier integration and relationships when introducing agent support services, website features, adding supplier products and services or adding value-added content for travelers. We have been able to launch the VacationCompare.com relatively quickly and inexpensively by leveraging our existing technology and product supply.

      For additional information about our brands, see the disclosure set forth under the caption "Description of Business."

SEASONALITY

TRAVEL AGENCY AND HOST AGENCY BUSINESS MODELS

      Under the
agency model, we sell through a rapidly expanding network of independent contractors and are the agency of record in the transactions booked by our independent travel agents with airlines, hotels, car rental companies, vacation providers and cruise lines.

      Our travel agency business is comprised of the sale of airline tickets, hotel, cruise, vacation packages, and car rental reservations. Cruise and vacation package transactions make up the majority of this business. Gross revenue per transaction is much higher for cruises and vacation packages as compared to simple, stand alone products including air, car, and hotel. Cruises and vacation packages accounted for over 80% of total gross bookings for the year ended December 31, 2006.

RELATIONSHIPS WITH TRAVEL SUPPLIERS, DISTRIBUTION AND FULFILLMENT PARTNERS

      We offer travel products and services provided from a variety of airlines, lodging properties, car rental companies, cruise lines, and vacation package providers. The success of our business depends on our ability to strengthen our existing, as well as develop new relationships with travel suppliers.

      TRAVEL SUPPLIERS. We strive to deliver value to our travel suppliers through a wide range of innovative, targeted merchandising and promotional strategies designed to increase their revenue, while simultaneously reducing their marketing transaction and customer service costs.

      DISTRIBUTION PARTNERS. GDS, also referred to as computer reservation services, provide a centralized, comprehensive repository of travel suppliers "content" -- such as availability and pricing of travel products. The GDSs act as intermediaries between the travel suppliers and online and offline travel agencies, allowing agents to reserve and book cruises, rooms or other travel products. We use Amadeus as our primary GDS for our travel websites and offer our travel agents GDS access Amadeus and Sabre.

      FULFILLMENT PARTNERS. We outsource certain non core airline ticket fulfillment, dynamic packaging, and hotel fulfillment to third-party suppliers. This function includes the issuance of tickets and related services.

MARKETING AND PROMOTIONS

      Our marketing programs are intended to build, strategically position and maintain the value of our brands, drive traffic and conversion, and lower ongoing partner (travel agents and affiliates) and customer (travelers, and members) acquisition costs. Our long-term success depends on our continued ability to attract experienced travel professionals to our network, create new travel agents, online affiliates and group leaders, create repeat customers and increase the overall number of complex travel transactions in a cost-effective manner.

      Our marketing channels primarily include travel agent, business opportunity seeker and traveler email communications, search engine marketing and online and offline advertising. We have agreements with affiliate partners and our network of travel agents pursuant to which we pay a commission for bookings. Travel agents and affiliate partners can make travel products and services available through Joystar- branded, co-branded or their own private label agreements.

OPERATIONS AND TECHNOLOGY

      We provide service and support to travelers and travel agents via telephone, e-mail and live chat. For purposes of operational flexibility, we provide this support infrastructure with a combination of in-house employees and virtual agents which are located in throughout the world. Our software development and website design is managed by a combination of employees and contractors in India, China, Kuala Lumpur, Pakistan, and Spain.

      Our systems infrastructure and web and database servers are hosted by third-party web hosting suppliers in the United States, which provide communication links, as well as 24-hour monitoring and engineering support. The web hosting facilities have their own generators and multiple back-up systems. Our computer hardware for operating the websites is also located at these facilities.

      We continue to invest in building a scaleable, service-oriented technology platform. This will result in long-term cost savings, improved flexibility and faster go-forward innovation.

 COMPETITION

      Our business models are generally sensitive to changes in the industry and fierce competitive landscape, including the emergence of new competitors.

      TRAVEL AGENCY MODEL. Our travel agency competition, includes online and offline travel agencies, tour operators, travel supplier direct websites and their call centers, consolidators and wholesalers of travel products and services and other companies offering travel search engines including meta-search engines.

      We compete based on quality and breadth of travel products, channel features and usability, price, traveler service and quality of travel planning content and advice. The emphasis on one or more of these factors varies, depending on the brand or business and the related target demographic.

      We have no intention to take on the established online travel giants for simple products such as air, car, and hotel. Although we do make these products and services available for our travel network to offer, we believe this model faces increasing competition from supplier direct websites offering incentives to travelers, such as loyalty programs or lower transaction fees.

      HOST TRAVEL AGENCY MODEL. The competitive landscape in the host agency model ranges from the thousands of small travel agency owners trying to augment their sales through a small independent contractor sales force to a few Mega Host Agencies. We compete on a variety of factors including, commission levels, compensation programs, fees, technology, marketing programs, communication abilities, training, service and support.

INTELLECTUAL PROPERTY RIGHTS

      We regard our intellectual property rights, including our patents, service marks, trademarks, domain names, copyrights, trade secrets and other intellectual property, as critical to our success. For example, we rely heavily upon the software code, informational databases and other components that make up our travel planning service.

      We rely on a combination of laws and contractual obligations with employees, travelers, suppliers, affiliates and others to establish and protect our trade secrets. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our trade secrets or our intellectual property without authorization which, if discovered, might require the uncertainty of legal action to correct. In addition, there can be no assurance that others will not independently and lawfully develop substantially similar properties.

      We have registered and continue to apply to register, or secure by contract when appropriate, our trademarks as they are developed and used. We also register domain names as we deem appropriate. While we seek to protect our trademarks and domain names, effective trademark protection may not be available or may not be sought by us for every trademark used in every country, and contractual disputes may affect the use of trademarks governed by private contract. Similarly, not every variation of a domain name may be available, or may be registered by us, even if available. The failure to protect our intellectual property in a meaningful manner or challenges to our intellectual property rights, could materially adversely affect our business, result in erosion of our brand names and/or limit our ability to control marketing on or through the internet using our various domain names.

      We have considered, and will continue to consider, the appropriateness of filing for patents to protect future inventions, as circumstances may warrant. However, many patents protect only specific inventions and there can be no assurance that others may not create new products or methods that achieve similar results without infringing upon patents owned by us.

      From time to time, we may be subject to legal proceedings and claims in the ordinary course of our business, including claims of alleged infringement by us of the trademarks, copyrights, patents and other intellectual property rights of third parties. In addition, litigation may be necessary in the future to enforce our intellectual property rights, protect our trade secrets or to determine the validity and scope of proprietary rights claimed by others. Any such litigation, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could materially harm our business.

REGULATION

      We must comply with laws and regulations relating to the travel industry and the provision of travel services, including registration in various states as "sellers of travel" and compliance with certain disclosure requirements and participation in state restitution funds. In addition, our businesses are subject to regulation by the U.S. Department of Transportation and must comply with various rules and regulations governing the provision of air transportation, including those relating to advertising and accessibility.

FINANCIAL INFORMATION ABOUT SEGMENTS AND GEOGRAPHIC AREAS

      We operate as one reportable segment. We generate our revenue through a diverse partner and customer base, and there is no reliance on a single customer or small group of customers; no customer represented 10% or more of our total revenue in the periods presented in this Annual Report on Form 10-KSB.

ADDITIONAL INFORMATION

      COMPANY WEBSITE AND PUBLIC FILINGS. The information on our company website (www.joystar.com), as well as the websites of our brands, is not incorporated by reference in this Annual Report on Form 10-KSB, or in any other filings with, or in any information furnished or submitted to, the Securities and Exchange Commission ("SEC").

      We make available, free of charge through our website, our Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB and Current Reports on Form 8-K filed or furnished pursuant to Sections 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after they have been electronically filed with, or furnished to, the SEC.

      CODE OF ETHICS. We posted our code of business conduct and ethics, which applies to all employees, including all executive officers and senior financial officers and directors, on www.joystar.com. Our code of business conduct and ethics complies with Item 406 of SEC.

EMPLOYEES AND INDEPENDENT CONTRACTORS

      As of March 31, 2007, we employed approximately 30 full-time and part-time employees and over 4000 independent contractors. Our employees are not represented by any collective bargaining unit. We believe we generally have good relations with our employees.

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

RISK FACTORS

      You should carefully consider each of the following risks and uncertainties associated with our company and the ownership of our securities. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations.

WE RELY ON THE PERFORMANCE OF HIGHLY SKILLED PERSONNEL AND, IF WE ARE UNABLE TO RETAIN OR MOTIVATE KEY PERSONNEL OR HIRE, RETAIN AND MOTIVATE QUALIFIED PERSONNEL, OUR BUSINESS WOULD BE HARMED.

      Our performance is largely dependent on the talents and efforts of highly skilled individuals. Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly skilled personnel for all areas of our organization. In particular the contributions of William Alverson, our Chairman and Chief Executive and Katherine West, our Executive Vice President and Director are critical to the overall management of the company.

      In addition, our future success will depend on the performance of our senior management and key employees, many of whom joined Joystar recently. Joystar cannot ensure that it will be able to retain the services of any member of our executive management, senior management or key employees, the loss of whom could seriously harm our business. In addition, competition for well-qualified employees in all aspects of our business, including software engineers and other technology professionals, is intense. Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate our existing employees. If we do not succeed in attracting well-qualified employees or retaining or motivating existing employees, our business would be adversely affected.

OUR FAILURE TO ATTRACT AND RETAIN TRAVELERS AND TRAVEL AGENTS IN A COST-EFFECTIVE MANNER COULD ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      Our long-term success depends on our continued ability to increase the overall number of traveler transactions in a cost-effective manner. In order to increase the number of traveler transactions, we must attract new visitors to our brands and create repeat clients. Similarly, our host travel agency travel business is dependent on enlisting new travel agents and attracting their travel booking activity online to our corporate travel websites as well as retaining existing travel agents. One manner in which we cost-effectively attract travelers is through affiliate programs. If the number of travelers being driven to our websites through affiliates participating in these programs were to decrease significantly, costs relating to our sales and marketing commitments could increase. In addition, we believe that rates for desirable offline and online advertising and marketing placements are likely to increase in the foreseeable future. No assurances can be provided that we will be successful in acquiring new travelers in a cost-effective manner.

OUR EXPANSION PLACES A SIGNIFICANT STRAIN ON OUR MANAGEMENT, TECHNICAL, OPERATIONAL AND FINANCIAL RESOURCES.

      Since the launch of our host agency in 2004, we have grown rapidly and significantly and anticipate accelerated growth as we expand our product and service offerings, travel agent network, and customer base. Such expansion increases the complexity of our business and places a significant strain on our management, operations, technical performance, financial resources, and internal financial control and reporting functions.

      There can be no assurance that we will be able to manage our expansion effectively. Our current and planned personnel, systems, procedures and controls may not be adequate to support and effectively manage our future operations, especially as we employ personnel in multiple geographic locations. We may not be able to hire, train, retain, motivate and manage required personnel, which may limit our growth. If any of this were to occur, it could damage our reputation, limit our growth, negatively affect our operating results, and hard our business.

DECLINES OR DISRUPTIONS IN THE TRAVEL INDUSTRY, SUCH AS THOSE CAUSED BY TERRORISM, WAR, INCLEMENT WEATHER, HEALTH CONCERNS, BANKRUPTCIES AND/OR GENERAL ECONOMIC DOWNTURNS, COULD ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      Our business, financial condition and results of operations are affected by the health of the worldwide travel industry. Accordingly, downturns or weaknesses in the travel industry could adversely affect our business. Travel expenditures are sensitive to business and personal discretionary spending levels and tend to decline during general economic downturns. Events or weakness in the travel industry that could negatively affect our business include price escalation in travel-related industries, travel related strikes, airline bankruptcies or liquidations and fuel price escalation. Additionally, our business is sensitive to safety concerns, and thus may decline after incidents of terrorism, during periods of political instability or geopolitical conflict in which travelers become concerned about safety issues, as a result of inclement weather such as the hurricanes that affected the markets around the Gulf of Mexico in 2005 or when travel might involve health-related risks, such as avian flu. Such concerns could result in a protracted decrease in demand for our travel services. This decrease in demand, depending on its scope and duration, together with any future issues affecting travel safety, could significantly and adversely affect our business, financial condition and results of operations over the short and long-term. In addition, the disruption of the existing travel plans of a significant number of travelers upon the occurrence of certain events, such as terrorist activity or war, could result in the incurrence of significant loss of commission revenue.

WE OPERATE IN A VERY COMPETITIVE ENVIRONMENT AND FACE INCREASING COMPETITION FROM A VARIETY OF COMPANIES WITH RESPECT TO PRODUCTS AND SERVICES WE OFFER.

      The market for the services we offer is intensely competitive. We compete with both established and emerging traditional and online sellers of travel services with respect to each of the services we offer. Some of our competitors, including travel suppliers such as cruise lines and hotels, may offer services and products on more favorable terms such as no fees and with unique access to loyalty programs. Many of these competitors, such as airlines, hotel and rental car companies, are also focusing on driving online demand to their own websites in lieu of intermediaries like us. The introduction of new technologies and the expansion of existing technologies may increase competitive pressures. Increased competition may result in reduced operating margins, as well as loss of travel agent partners, travelers, transactions and brand recognition. We cannot assure you that we will be able to compete successfully against current, emerging and future competitors or provide differentiated products and services to our travel agent partners and traveler base. Increased competition could result in reduced operating margins, loss of segment share and damage to our brand. There can be no assurance that we will be able to compete successfully against current and future competitors or that competition will not have a material adverse effect on our business, results of operations and financial condition.

OVER THE LAST SEVERAL YEARS, AIRLINES HAVE GENERALLY REDUCED OR ELIMINATED COMMISSIONS AND PAYMENTS TO TRAVEL AGENTS AND OTHER TRAVEL INTERMEDIARIES; IF OTHER TRAVEL SUPPLIERS REDUCED COMMISSIONS TO TRAVEL INTERMEDIARIES, THESE REDUCTIONS COULD ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      Our agency revenue is derived from compensation paid by travel suppliers for bookings made by our travel network and through our websites. We generally negotiate these commissions with our travel suppliers. Over the last several years, airlines have generally reduced or eliminated commissions and payments to travel agents and other travel intermediaries. No assurances can be given that other travel suppliers will not reduce current industry compensation or our compensation, which could reduce our travel agency revenue and margins thereby adversely affecting our business, financial condition and results of operations.

WE DEPEND ON OUR RELATIONSHIPS WITH TRAVEL SUPPLIERS AND ANY ADVERSE CHANGES IN THESE RELATIONSHIPS COULD ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      An important component of our business success depends on our ability to strengthen our existing, as well as develop new, relationships with travel suppliers. Adverse changes in existing relationships, or our inability to enter into new arrangements with these parties on favorable terms, if at all, could reduce the amount, quality and breadth of attractively priced travel products and services that we are able to offer, which could adversely affect our business, financial condition and results of operations.

      Travel suppliers are increasingly seeking to lower their travel distribution costs by promoting direct online bookings through their own websites. In some cases, supplier direct channels offer advantages to consumers, such as loyalty programs or lower transaction fees. In addition, travel suppliers may choose not to make their travel products and services available through our distribution channels. To the extent that consumers continue to increase the percentage of their travel purchases through supplier direct websites and/or if travel suppliers choose not to make their products and services available to us, our business may suffer.

OUR BUSINESS UNITS USE SEPARATE OPERATIONAL AND FINANCIAL SYSTEMS THAT HAVE NOT BEEN INTEGRATED AND THAT RELY HEAVILY ON MANUAL PROCEDURES.

      Our business relies on manual procedures for critical business systems and financial reporting processes. We expect to incur significant costs in our ongoing efforts to integrate and automate these systems into an efficient, effective and unified operation.

      The continued lack of automation and the ongoing reliance on manual procedures in critical business processes and financial reporting functions increases the risk of errors. If we are not able to successfully implement the changes necessary to operate a unified system, or automate critical financial reporting processes then:

      o     We may not be able to take advantage of efficiencies of scale,
      o     We may incur excess costs that could affect our margins,
      o     We may lose partners due to inefficiencies with our current systems,
      o We may negatively affect our ability to report our financial results accurately and on a timely basis.

      If any of these events were to occur, it could have a material adverse effect on our reputation or results of operations.

IF WE FAIL TO ESTABLISH AND MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL CONTROLS OVER FINANCIAL REPORTING, WE MAY NOT BE ABLE TO ACCURATELY REPORT OUR FINANCIAL RESULTS OR PREVENT FRAUD. THIS COULD ADVERSELY AFFECT OUR OPERATING RESULTS AND OUR BRAND.

      We may not be able to establish or maintain adequate internal controls over financial reporting. Due to lack of historical operating data, many of our internal controls and reporting systems are being designed as our business model develops. We rely on existing travel industry reporting systems that were originally implemented for different business models and may not function as intended. Although we have hired a Chief Financial Officer with extensive knowledge and experience evaluating and managing these controls and processes and we are taking steps to strengthen our internal controls, we cannot be certain these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. We also cannot be certain that the interim steps we have taken, pending full implementation of these measures, to preserve our ability to accurately record, process, and summarize financial data and prepare our financial statements and reporting, will be effective. Many of these interim steps are time and labor intensive and rely on manual procedures, which makes them difficult to maintain for an extended period and increases the risk of errors.

      Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.

OUR INTERNAL CONTROL OVER FINANCIAL REPORTING MAY NOT BE CONSIDERED EFFECTIVE WHICH COULD RESULT IN A LOSS OF INVESTOR CONFIDENCE IN OUR FINANCIAL REPORTS, AND IN TURN HAVE AN ADVERSE EFFECT ON OUR STOCK PRICE.

      Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report by our management on our internal control over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting, including a statement as to whether our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Such report will also contain a statement that our auditors have issued an attestation report on management's assessment of such internal controls.

      We are currently performing the system and process documentation and evaluation needed to comply with Section 404, which is both costly and challenging. Although we have not identified any material weaknesses as of the date of this filing, management may, during this process, identify one or more material weaknesses in our internal control over financial reporting; if such occurs, we will be unable to assert such internal control is effective. If we are unable to assert that our internal control over financial reporting is effective (or if our auditors are unable to attest that our management's report is fairly stated or they are unable to express an opinion on our management's evaluation or on the effectiveness of the internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which in turn could have an adverse effect on our stock price.

OUR SUCCESS DEPENDS ON MAINTAINING THE INTEGRITY OF OUR SYSTEMS AND INFRASTRUCTURE. SYSTEM INTERRUPTION AND THE LACK OF INTEGRATION AND REDUNDANCY IN OUR INFORMATION SYSTEMS MAY AFFECT OUR BUSINESSES.

      A fundamental requirement for online commerce and communications is the secure transmission of confidential information, such as credit card numbers or other personal information, over public networks. Our security measures may be inadequate and, if any compromise of security were to occur, it could have a detrimental effect on our reputation and adversely affect our ability to maintain our existing travelers and/or attract new travelers.

      We may experience occasional system interruptions that make some or all systems unavailable or prevent us from efficiently fulfilling orders or providing services to our travel agents or third parties. We rely on our travel agents and third party computer systems and service providers to facilitate and process a portion of our transactions. Any interruptions, outages or delays in our systems or third party providers' systems, or deterioration in their performance, could impair each company's ability to process transactions for its travelers and the quality of service that we can offer to our travel agents and travelers. We do not have backup systems for certain critical aspects of our operations, many other systems are not fully redundant and our disaster recovery planning may not be sufficient. Fire, flood, power loss, telecommunications failure, break-ins, earthquakes, acts of war or terrorism, acts of God, computer viruses, physical or electronic break-ins and similar events or disruptions may damage or interrupt computer or communications systems at any time. Any of these events could cause system interruption, delays and loss of critical data, and could prevent us from providing services to our travelers and/or third parties for a significant period of time. In addition, we may have inadequate insurance coverage or insurance limits to compensate for losses from a major interruption, remediation may be costly and have a material adverse effect on our operating results and financial condition.

WE MAY EXPERIENCE OPERATIONAL AND FINANCIAL RISKS IN CONNECTION WITH ANY POTENTIAL ACQUISITIONS. IN ADDITION, BUSINESSES WE MAY ACQUIRE MAY INCUR SIGNIFICANT LOSSES FROM OPERATIONS OR EXPERIENCE IMPAIRMENT OF CARRYING VALUE.

      Our future growth may depend, in part, on acquisitions. To that extent, we may face the operational and financial risks that commonly accompany that strategy. We would also face operational risks, such as failing to assimilate the operations and personnel of the acquired businesses, disrupting their ongoing businesses, impairing management resources and their relationships with employees and travelers as a result of changes in their ownership and management Further, the evaluation and negotiation of potential acquisitions, as well as the integration of an acquired business, will divert management time and other resources. Some acquisitions may not be successful and their performances may result in the impairment of their carrying value.

      Certain financial and operational risks related to acquisitions that may have a material impact on our business are:

      o Use of cash resources and incurrence of debt and contingent liabilities in funding acquisitions,
      o Stockholder dilution if an acquisition is consummated through an issuance of our securities,
      o Amortization expenses related to acquired intangible assets and other adverse accounting consequences,
      o Costs incurred in identifying and performing due diligence on potential acquisition targets that may or may not be successful,
      o Difficulties and expenses in assimilating the operations, products, technology, information systems or personnel of the acquired company,
      o Impairment of relationships with employees, retailers and affiliates of our business and the acquired business,
      o The assumption of known and unknown liabilities of the acquired company,
      o Entrance into markets in which we have no direct prior experience, and
      o     Impairment of goodwill arising from our acquisitions.

OUR RESULTS OF OPERATIONS ARE DIFFICULT TO PREDICT AND MAY FLUCTUATE SUBSTANTIALLY FROM THE ESTIMATES OF SECURITIES ANALYSTS OR EXPECTATIONS OF OUR INVESTORS.

      In the event that our operating results fall below the expectations of securities analysts or investors, the trading price of our stock price may decline significantly. In addition to the risks identified herein, our business is sensitive to general economic conditions, the health of the worldwide travel industry, consumer confidence, consumer retail spending, trends in technology, competition, levels of personal discretionary income, weather, acts of war or terrorism, safety concerns and acts of God. Our business is also subject to the effects of seasonality of leisure travel with revenue typically and highest in the first quarter and lowest in the fourth quarter of the year.

WE HAVE A LIMITED OPERATING HISTORY AND OUR STOCK PRICE IS HIGHLY VOLATILE.

      We have a very short operating history and a rapidly evolving and unpredictable business model. The trading price of our common stock fluctuates significantly. Trading prices of our common stock may fluctuate in response to a number of events and factors, such as:

      o     quarterly variations in operating results;
      o transactions in our common stock by major investors and certain analyst reports, news, and speculation;
      o fluctuations in the stock market in general and market prices for travel and internet-related companies in conditions or trends in the travel and e-commerce industries;
      o     general economic conditions;
      o new services, innovations, and strategic developments by our competitors or us, or business combinations and investments by our competitors or us;
      o changes in financial estimates by us or securities analysts and recommendations by securities analysts;
      o     changes in travel industry and internet regulation;
      o     additions or departures of key personnel;
      o corporate restructurings, including layoffs or closures of facilities; and
      o changes in the valuation methodology of, or performance by, other companies in the travel or e-commerce industries.

      Any of these events may cause our stock price to rise or fall and may adversely affect our business and financing opportunities. As a result, we may experience extreme price and volume fluctuations that are unrelated or disproportionate to changes in our operating performance. In the past, following periods of volatility in the general market, or a particular company's securities, securities class actions have been brought against affected companies. This litigation, if instituted against us, could result in substantial costs and diversion of our management's attention and resources.

      Future volatility in our stock price could force us to increase our cash compensation to employees or grant larger stock awards than we have historically, which could hurt our operating results or reduce the percentage ownership of our existing stockholders, or both.

CHANGING LAWS, RULES AND REGULATIONS AND LEGAL UNCERTAINTIES MAY ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      Our business, financial condition and results of operations could be adversely affected by unfavorable changes in or interpretations of existing, or the promulgation of new laws, rules and regulations applicable to us and our businesses, including those relating to the internet and online commerce, consumer protection and privacy, escheat and sales, use, occupancy, value-added and other taxes, could decrease demand for products and services, increase costs and/or subject us to additional liabilities. For example, there is, and will likely continue to be, an increasing number of laws and regulations pertaining to the internet and online commerce, which may relate to liability for information retrieved from or transmitted over the internet, user privacy, taxation and the quality of products and services. Furthermore, the growth and development of online commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on online businesses generally.

      In addition, the application of various domestic and international sales, use, occupancy, value-added and other tax laws, rules and regulations to our historical and new products and services is subject to interpretation by the applicable taxing authorities. While we believe that we are compliant with these tax provisions, there can be no assurances that taxing authorities will not take a contrary position, or that such positions will not have an adverse effect on our businesses, financial condition and results of operations. If the tax laws, rules and regulations were amended or if current interpretations of the laws were to change adversely to us, particularly with respect to occupancy or value-added taxes, the results could have an adverse affect on our businesses, financial condition and results of operations.

OUR PROCESSING, STORAGE, USE AND DISCLOSURE OF PERSONAL DATA COULD GIVE RISE TO LIABILITIES AS A RESULT OF GOVERNMENTAL REGULATION, CONFLICTING LEGAL REQUIREMENTS OR DIFFERING VIEWS OF PERSONAL PRIVACY RIGHTS.

      In the processing of our traveler transactions, we receive and store a large volume of personally identifiable information. This information is increasingly subject to legislation and regulations in numerous jurisdictions around the world. This government action is typically intended to protect the privacy of personal information that is collected, processed and transmitted in or from the governing jurisdiction. We could be adversely affected if legislation or regulations are expanded to require changes in our business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, financial condition and results of operations. As privacy and data protection have become more sensitive issues, we may also become exposed to potential liabilities as a result of differing views on the privacy of travel data. These and other privacy developments that are difficult to anticipate could adversely affect our business, financial condition and results of operations.

WE RELY ON THE INTERNET INFRASTRUCTURE WHICH MAY BE UNABLE TO SUPPORT INCREASED LEVELS OF DEMAND.

      The internet infrastructure may not expand fast enough to meet the increased levels of demand. In particular, the expected benefits from our online operations may be reduced if internet usage does not continue to grow. In addition, activities that diminish the experience for internet users, such as spyware, spoof e-mails, viruses and spam directed at internet users, as well as viruses and "denial of service" attacks directed at internet companies and service providers, may discourage people from using the internet, including for commerce. If consumer use diminishes or grows at a slower rate, then our business and results of operations could be adversely affected.

WE MAY BE FOUND TO HAVE INFRINGED ON INTELLECTUAL PROPERTY RIGHTS OF OTHERS THAT COULD EXPOSE US TO SUBSTANTIAL DAMAGES AND RESTRICT OUR OPERATIONS.

      We could face claims that we have infringed the patents, copyrights or other intellectual property rights of others. In addition, we may be required to indemnify travel suppliers for claims made against them. Any claims against us could require us to spend significant time and money in litigation, delay the release of new products or services, pay damages, develop new intellectual property or acquire licenses to intellectual property that is the subject of the infringement claims. These licenses, if required, may not be available on acceptable terms or at all. As a result, intellectual property claims against us could have a material adverse effect on our business, operating results and financial condition.

OUR WEBSITES RELY ON INTELLECTUAL PROPERTY, AND WE CANNOT BE SURE THAT THIS INTELLECTUAL PROPERTY IS PROTECTED FROM COPYING OR USE BY OTHERS, INCLUDING POTENTIAL COMPETITORS.

      We regard much of our content and technology as proprietary and try to protect our proprietary technology by relying on trademarks, copyrights, trade secret laws and confidentiality agreements. In connection with our license agreements with third parties, we seek to control access to and distribution of our technology, documentation and other proprietary information. Even with all of these precautions, it is possible for someone else to copy or otherwise obtain and use our proprietary technology without our authorization or to develop similar technology independently. Effective trademark, copyright and trade secret protection may not be available in every country in which our services are made available through the internet, and policing unauthorized use of our proprietary information is difficult and expensive. We cannot be sure that the steps we have taken will prevent misappropriation of our proprietary information. This misappropriation could have a material adverse effect on our business. In the future, we may need to go to court to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. This litigation might result in substantial costs and diversion of resources and management attention.

      We currently license from third parties some of the technologies incorporated into our websites. As we continue to introduce new services that incorporate new technologies, we may be required to license additional technology. We cannot be sure that such technology licenses will be available on commercially reasonable terms, if at all.

SPECIAL RISK FACTORS

RISKS RELATED TO OUR FINANCIAL RESULTS

      Future revenues and profits, if any, will depend upon various factors, including whether our travel agent programs and leisure travel products will sustain market acceptance. We have incurred operating losses related to the development of our technology infrastructure, consumer websites and travel agent programs since our inception and there are no assurances we will be successful marketing our hosting programs for travel agents or the travel products or of future revenue or profitability.

      We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise.

      o     Our capital requirements depend on many factors, including:
      o The revenues generated from hosting services and sales of travel products;
      o The costs required to develop new travel agent programs and travel products;
      o The costs of obtaining and defending patents, trademarks and copyrights of our travel products;
      o     The costs associated with expanding our sales and marketing efforts;
      o     The expenses we incur in selling our programs and products;
      o     The costs associated with any expansion of operations;
      o     The costs associated with capital expenditures; and
      o The number of and timing of any business acquisitions or other strategic transactions.

RISKS RELATED TO OUR BUSINESS

      Our inability to be successful in responding to the following conditions and failure to accomplish the objectives presented by them may have a material adverse effect on our business, operating results and financial condition.

      As a result of the numerous factors that could potential impact our operating results and the rapidly changing nature of the markets in which we compete, our quarterly and annual revenues and operating results are likely to fluctuate from period to period. These fluctuations may be caused by a number of factors, many of which are beyond our control. These factors include the following:

      o The risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development;
      o Our inability to obtain new customers at reasonable cost, retain existing customers or encourage repeat purchases.
      o Decreases in the number of visitors to our websites or our inability to convert visitors to our websites into customers;
      o Our inability to adequately maintain, upgrade and develop our websites, the systems that we use to process customers' orders and payments or our computer network.;
      o Our inability to retain existing cruise lines, hotels, rental car companies and other suppliers of travel services ("travel suppliers")or to obtain new travel suppliers;
      o Our inability to obtain travel products on satisfactory terms from our travel suppliers;
      o The ability of our competitors to offer new or enhanced websites, services or products;
      o     Fluctuating gross margins due to a changing mix of revenues;
      o The termination of existing relationships with key service providers or failure to develop new ones;
      o The amount and timing of operating costs relating to expansion of our operations;
      o Economic conditions specific to the Internet, online commerce and the travel industry;
      o     Attract additional travel suppliers and consumers to our service;
      o     Maintain and enhance our brand;
      o     Expand our service offerings;
      o     Operate, expand and develop our operations and systems efficiently;
      o     Maintain adequate control of our expense;
      o     Respond to technological changes; and
      o     Respond to competitive market conditions

      Our inability to be successful in responding to factors set forth above or accomplishing the objectives presented by them, may have a material adverse effect on our business, operating results and financial condition.

OUR LIMITED OPERATING HISTORY AND THE GREATER SIZE AND RESOURCES OF COMPETITORS MAY HAVE A SIGNIFICANT IMPACT ON OUR OPERATIONS.

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

ESTABLISHING, MAINTAINING AND ENHANCING OUR BRAND WILL BE A CRITICAL ASPECT OF OUR EFFORTS TO ATTRACT AND EXPAND OUR ONLINE TRAFFIC.

      We believe that establishing, maintaining and enhancing our brand will be a critical aspect of our efforts to attract and expand our online traffic. The number of Internet sites that offer competing services, many of which already have well-established brands in online services or the travel industry generally, increases the importance of establishing and maintaining brand recognition. Promotion of the Joystar brand will depend largely on our success in providing a high-quality travel agent hosting experience and high level of customer service. In addition, to attract and retain travel agents and customers and to respond to competitive pressures, we intend to increase our spending substantially on marketing and advertising with the intention of expanding our brand recognition. However, we cannot assure you that these expenditures will be effective to promote our brand or that our marketing efforts generally will achieve our goals.

      If we are unable to provide high-quality hosting services or customer support, if we fail to promote and maintain our brand or if we incur excessive expenses in these efforts, our business, operating results and financial condition would be materially adversely affected. If we are unable to introduce and sell new products and services, our business may be harmed.

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

      Mr. William Mr. Alverson, our chief executive officer and director, and Ms. Katherine T. West control approximately 32.28% of our issued and outstanding shares of common stock the interests of Mr. Alverson and Ms. West may not be, at all times, the same as those of other shareholders. Since Mr. Alverson and Ms. West are not simply passive investors but are also our executive officer and two directors, their interests as an executive and a director, at times, be adverse to those of passive investors. Where those conflicts exist, our shareholders will be dependent upon Mr. Alverson and Ms. West exercising, in a manner fair to all of our shareholders, their fiduciary duties as an officer and/or as a member of our board of directors. Also, Mr. Alverson and Ms. West will have the ability to significantly influence the outcome of most corporate actions requiring shareholder approval, including any potential merger of Joystar with or into another company, the sale of all or substantially all of our assets and amendments to our articles of incorporation. This concentration of ownership with Mr. Alverson and Ms. West may also have the effect of delaying, deferring or preventing a change in control of Joystar which may be disadvantageous to minority shareholders.

RISKS RELATED TO OUR COMMON STOCK

      The market price for our common stock is likely to be highly volatile and subject to wide fluctuations in response to factors including the following:

      o     Actual or anticipated variations in our quarterly operating results.
      o Announcements of technological innovations or new services by us or our competitors.
      o     Changes in financial estimates by securities analysts.
      o     Conditions or trends in the Internet or online commerce industries.
      o Changes in the economic performance or market valuations of otherInternet, online commerce or travel companies.
      o Announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments.
      o     Additions or departures of key personnel.
      o Release of lock-up or other transfer restrictions on our outstanding shares of common stock or sales of additional shares of common stock.
      o     Potential litigation

      Because we have a limited operating history, you may consider any one of these factors to be material. Our stock price may fluctuate widely as a result of any of the above listed factors, as well as others. In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

      There is no assurance of an established public trading market, which would adversely affect the ability of investors in our company to sell their securities in the public markets.

      Although our common stock trades on the Over-the-Counter Bulletin Board (the "OTCBB"), a regular trading market for the securities may not be sustained in the future. The NASD has enacted recent changes that limit quotations on the OTCBB to securities of issuers that are current in their reports filed with the Securities and Exchange Commission. The effect on the OTCBB of these rule changes and other proposed changes cannot be determined at this time. The OTCBB is an inter-dealer, Over-The-Counter market that provides significantly less liquidity than the NASD's automated quotation system (the "NASDAQ Stock Market"). Quotes for stocks included on the OTCBB are not listed in the financial sections of newspapers as are those for The Nasdaq Stock Market. Therefore, prices for securities traded solely on the OTCBB may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original offering price or at any price. Market prices for our common stock will be influenced by a number of factors, including:

      o     the issuance of new equity securities;
      o     changes in interest rates;
      o competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
      o     variations in quarterly operating results;
      o     change in financial estimates by securities analysts;
      o     the depth and liquidity of the market for our common stock;
      o     investor perceptions of our company and the technologies industries
      o     generally; and
      o     general economic and other national conditions.

The limited public market and trading market may cause volatility in the market price of our common stock.

      Our common stock is currently traded on a limited basis on the OTCBB under the symbol "JYSRE.OB" The quotation of our common stock on the OTCBB does not assure that a meaningful, consistent and liquid trading market currently exists, and in recent years such market has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies like us. Our common stock is thus subject to volatility. In the absence of an active trading market:

      o investors may have difficulty buying and selling or obtaining market quotations;
      o market visibility for our common stock may be limited; and a lack of visibility for our common stock may have a depressive effect on the market for our common stock.

      Our stock price has historically been volatile and the future market price for our common stock may continue to be volatile. Further, the limited market for our shares will make our price more volatile. This may make it difficult for you to sell our common stock for a positive return on your investment.

      The public market for our common stock has historically been very volatile. For example since January 1, 2004 the closing market price for our common stock has ranged from $2.81to $0.25. Any future market price for our shares may continue to be very volatile. This price volatility may make it more difficult for you to sell shares when you want at prices you find attractive. We do not know of any one particular factor that has caused volatility in our stock price. However, the stock market in general has experienced extreme price and volume fluctuations that often are unrelated or disproportionate to the operating performance of companies. Broad market factors and the investing public's negative perception of our business may reduce our stock price, regardless of our operating performance. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price. As a result, this may make it difficult or impossible for you to sell our common stock for a positive return on your investment.

      The Company's common stock may be considered a "penny stock" and may be difficult to sell.

      To be considered to be a "penny stock," securities must meet one or more of the definitions in Rules 15g-2 through 15g-6 promulgated under Section 15(g) of the Securities Exchange Act of 1934, as amended. These include but are not limited to the following: (i) the stock trades at a price less than $5.00 per share; (ii) it is NOT traded on a "recognized" national exchange; (iii) it is NOT quoted on the NASDAQ Stock Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company with net tangible assets less than $2.0 million, if in business more than a continuous three years, or with average revenues of less than $6.0 million for the past three years. The principal result or effect of being designated a "penny stock" is that securities broker-dealers cannot recommend the stock but must trade in it on an unsolicited basis. Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 promulgated thereunder by the SEC require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account.

      Potential investors in the Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock." Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in
(ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for holders of the Company's common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

      Shares eligible for future sale may adversely affect the market price of our common stock, as the future sale of a substantial amount of our restricted stock in the public marketplace could reduce the price of our common stock.

      From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act ("Rule 144"), subject to certain limitations. In general, pursuant to Rule 144, a stockholder (or stockholders whose shares are aggregated) who has satisfied a one-year holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitations, by a non-affiliate of our company that has satisfied a two-year holding period. Any substantial sale of common stock pursuant to Rule 144 or pursuant to any resale prospectus may have an adverse effect on the market price of our securities.

      The market price of the Company's common stock may be adversely affected by several factors.

      The market price of our common stock could fluctuate significantly in response to various factors and events, including:

      o     our ability to execute our business plan;
      o     operating results below expectations;
      o     loss of any strategic relationship;
      o     industry developments;
      o     economic and other external factors; and
      o     period-to-period fluctuations in its financial results.

      In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

WE HAVE NOT PAID DIVIDENDS IN THE PAST AND DO NOT EXPECT TO PAY DIVIDENDS IN THE FUTURE. ANY RETURN ON INVESTMENT MAY BE LIMITED TO THE VALUE OF OUR COMMON STOCK

      We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if its stock price appreciates.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      a) Revenue Recognition

REVENUE RECOGNITION

      We offer travel products and services through two business models: the travel agency model and the host agency model.

      Under the travel agency model, we act as the agent in the transaction, passing reservations booked by the traveler to the relevant travel provider. We receive commissions or ticketing fees from the travel supplier and/or traveler. We record revenue based principally on Staff Accounting Bulletin ("SAB") No. 104 "Revenue Recognition." We recognize revenue when it is earned and realizable based on the following criteria: persuasive evidence of an arrangement exists, services have been rendered, the price is fixed or determinable and collectibility is reasonably assured.

      The prevailing accounting guidance with respect to the presentation of revenue on a gross versus a net basis is contained in Emerging Issues Task Force No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent ("EITF 99-19")." The consensus of this literature is that the presentation of revenue as "the gross amount billed to a customer because it has earned revenue from the sale of goods or services or the net amount retained (that is, the amount billed to a customer less the amount paid to a supplier) because it has earned a commission or fee" is a matter of judgment that depends on the relevant facts and circumstances. If the conclusion drawn is that we perform as an agent or a broker without assuming the risks and rewards of ownership of goods, revenue should be reported on a net basis.

      In making an evaluation of this issue, some of the factors that should be considered are: whether we are the primary obligor in the arrangement (strong indicator); whether we have general inventory risk (before customer order is placed or upon customer return) (strong indicator); and whether we have latitude in establishing price. EITF 99-19 clearly indicates that the evaluations of these factors, which at times can be contradictory, are subject to significant judgment and subjectivity.

      Our travel agency revenue comes from cruise transactions, vacation package transactions, airline ticket transactions, hotel transactions as well as car rental reservations. We record travel agency revenue on a net basis when the traveler books the transaction, as we have no significant post-delivery obligations. We record an allowance for cancellations and on this revenue based on historical experience. Under our host agency model, we offer technology, marketing, and support services to a growing network of independent travel agencies.

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

      The Company generates membership service revenues derived from the operation of the host-agency model in which the Company provides support services to travel agents. These revenues include fee-based month-to-month non-obligatory payments, set-up fees and ongoing membership dues for members in renewal periods paid annually.

      The Company receives overrides from certain travel suppliers in the form of commissions as well as co-op marketing earnings base on the Company's gross travel bookings with the supplier, recognized each period based upon the Company's actual attainment of predetermined target sales levels.

      b) Reserves

      Accounting estimates are an integral part of the financial statements prepared by management and are based on management's current judgments. Those judgments are normally based on knowledge and experience about past and current events and on assumptions about future events. Commission revenue for reservations is paid to the company by the travel suppliers, typically upon completion of the travel associated with the reservation. Because the average time lag between booking date and commission payment date is approximately six months, the company recognizes a reserve against revenues for bookings that may not produce a collectible commission due to possible cancellations or other factors. For the year ended December 31, 2006 the company recognized a reserve equal to 25% of the gross commissions generated. The company will be monitoring receivables and adjusting the reserve levels on a regular basis, as required.


Item 2.  DESCRIPTION OF PROPERTY
         -----------------------

      The Company maintains its corporate offices in Aliso Viejo, California. The Company occupies approximately 6,135 square feet pursuant to the lease agreement entered on February 15, 2005 and which expires on March 31, 2008. The Company pays $1.80 per square foot for the first 0-12 months, full service gross; $1.85 per square foot, full service gross for the next 13-24 months, and $1.90 per square, full service gross for the next 25-36 months. The lease agreement is for a term of 36 months with an option to extend for a period of three years.

      Rental expense for this location was $155,368 and $120,400 for the years ended December 31, 2006 and 2005, respectively.

      The Company occupies approximately 2,884 square feet (Net Rentable Area) pursuant to the lease agreement entered on October 15, 2005. The premises are located in Aventura, Florida. The Company pays annually in the amount of $29.00 times the Net Rentable Area of the premises for the first 0-12 months. For the next 13-24 months, the Company pays annually in the amount of $30.00 times the Net Rentable Area of the premises. For the months 25-36, the Company has agreed to pay the amount of $31.00 times the Net Rentable Area of the premises. The lease agreement is for a term of 36 months, and expires on October 15, 2008. Rental expense for this location was $111,099 for fiscal year 2006.

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

Item 3.  LEGAL PROCEEDINGS
         -----------------

      In the ordinary course of business, Joystar may be party to legal proceedings and claims involving property, personal injury, contract, alleged infringement of third party intellectual property rights and other claims. The amounts that may be recovered in such matters may be subject to insurance coverage.

      Rules of the Securities and Exchange Commission require the description of material pending legal proceedings, other than ordinary, routine litigation incident to the registrant's business, and advise that proceedings ordinarily need not be described if they primarily involve damages claims for amounts (exclusive of interest and costs) not individually exceeding 10% of the current assets of the registrant and its subsidiaries on a consolidated basis.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

      No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2006.

                                     PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

PUBLIC MARKET

      Joystar's common stock trades under the symbol JYSRE.OB on the NASD Over The Counter Bulletin Board (OTCBB). There were 814 shareholders of record as of April 10, 2007. The closing market price of the Company's common stock as of April 10, 2007 was $0.95.

      The company's high and low closing bid and close information for the fiscal years ended December 31, 2006, 2005 and 2004, is listed below as provided by the NASD OTC Bulletin Board. Particularly since our common stock is traded infrequently, such over-the-counter quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions or a liquid trading market.

Year Ended December 31, 2006
                                                      High        Low
                                                      ----        ---
 Quarter ended December 31, 2006*                     $1.13       $0.80
 Quarter ended September 30, 2006                     $0.89       $0.45
 Quarter ended June 30, 2006                          $1.52       $0.69
 Quarter ended March 31, 2006                         $1.39       $0.37

Year Ended December 31, 2005
                                                      High        Low
                                                      ----        ---
 Quarter ended December 31, 2005                      $0.34       $0.23
 Quarter ended September 30, 2005                     $0.58       $0.28
 Quarter ended June 30, 2005                          $0.62       $0.37
 Quarter ended March 31, 2005                         $0.78       $0.55

Year Ended December 31, 2004
                                                      High        Low
                                                      ----        ---
 Quarter ended December 31, 2004                      $1.59       $0.72
 Quarter ended September 30, 2004                     $1.34       $0.68
 Quarter ended June 30, 2004                          $1.98       $1.33
 Quarter ended March 31, 2004                         $2.81       $1.88

       *As of December 11, 2006

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

EQUITY COMPENSATION PLAN INFORMATION

      In April 2004, our Board of Directors adopted our 2003 Equity Compensation Plan ("Plan"), which was amended by the Company in August of 2006 to increase the amount of shares of Common Stock which the Company was authorized to issued under the plan from 2,500,000 shares to 3,500,000 shares. The Plan provides the Company's board of directors to grant to the Company's directors, officers, employees and consultants stock options and shares of common stock under the Plan.

      The Plan provides that the exercise price for ISOs and NSOs is not less than the fair market value per share of our common stock at the date of grant. The Company cannot reprice outstanding options granted under the 2003 Plan without the consent of its stockholders. The option exercise price must be paid in full at the time the notice of exercise of the option is delivered to us and must be tendered in cash, or by personal or certified check. The Plan's Administrator has the discretion to permit a participant to exercise by delivering a combination of shares and cash. The term of each option may not exceed a term of 10 years from the date of grant. However, if ISOs are granted to persons owning more than 10% of our voting stock, the exercise price may not be less than 110% of the fair market value per share at the date of grant, and the term of the ISOs may not exceed five years.

      Other than the Plan, we maintain no other equity compensation plan pursuant to which we may grant equity awards to eligible persons.

RECENT SALES OF UNREGISTERED SECURITIES

      During the three months ended March 31, 2006, the Company issued 246,455 common shares for services for a total of $78,371, plus deferred compensation of $63,500. The Company also issued 5,951,455 common shares for cash received of $2,049,102, $300,000 of which had previously been subscribed.

      During the three months ended June 30, 2006, the Company issued 2,845,275 common shares for services for a total of $1,137,683, plus deferred compensation of $63,500, $420,000 of which had been previously subscribed. The Company also issued 65,666 common shares for cash received of $325,200.

      During the three months ended September 30, 2006, the Company issued 328,894 common shares for services for a total of $147,765, plus deferred compensation of $54,000, $420,000 of which had been previously subscribed. The Company also issued 987,143 common shares for cash received of $520,553.

         During the three months ended December 31, 2006, the Company issued 456,645 common shares for services for a total of $332,053, plus deferred compensation of $52,500. The Company also issued 4,034,043 common shares for cash and received net proceeds of $1,339,041. An additional $195,500 were subscribed during the period.

         As part of the shares issued for cash during the three months ended December 31, 2006, we sold in a private placement of up to $2,500,000, a total of 3,212,000 shares (the "Shares") of our common stock, no par value per share, at a purchase price of $0.625 per share to institutional and accredited investors, for a total purchase price of $2,007,500. In addition to the Shares, on the closing date, we issued and delivered Series A and B Warrants to the investors (collectively the "Warrants"). One Series A Warrant and one Series B Warrant was issued for each four Shares issued, or a total of 803,000 Series A Warrants and 803,000 Series B Warrants. Series A Warrants are exercisable into common stock at $0.85 per share and Series B Warrants are exercisable at $1.00 per share. The Series A and B Warrants are exercisable until five (5) years after the closing date. We paid 10% commissions in cash in the amount of $200,750 and issued 321,200 common stock purchase warrants to First Montauk Securities Corp. of Red Bank, New Jersey, member NASD, who acted as a selling agent for the financing. We received total net proceeds of approximately $1,100,000, after deducting the legal fees and commissions. The net proceeds will be used by us for working capital purposes.

      As of January 27, 2006, we sold $1,650,000 of the units consisting of a total of 4,000,000 shares of our common stock, no par value per share, at a purchase price of $0.35 per and share and warrants to purchase two shares of common stock at $0.50 exercise price to accredited investors. The warrants expire in two years from the date of issuance. The subscribers do not have any registration rights to register the shares and the warrants purchased in the private placement. The Company received total net proceeds of approximately $1,650,000, since no commissions were paid in cash. The net proceeds are to be used by the Company for working capital purposes. The units were sold to accredited investors only, including an officer of the Company.

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

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION
         ---------------------------------------------------------

      The information contained in this section has been derived from our financial statements and should be read together with our consolidated financial statements and related notes included elsewhere in this annual report. The discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those expressed or implied in these forward-looking statements as a result of various factors, including those set forth at the end of this section under "Factors That May Impact Our Results of Operations".

OVERVIEW

      Joystar, Inc. sells complex leisure travel products through our virtual network of travel agents, company branded and private label websites. We empower travel entrepreneurs and leisure travelers with the tools and information they need to efficiently research, plan, and book travel. The effect of having such a massive and growing network of independent and home-based travel retailers all booking under the Joystar Agency umbrella is significantly increasing our sales and revenue, and building strong brand recognition.

      We refer to Joystar, Inc. and its brands collectively as "Joystar," the "Company," "us," "we" and "our" in this management's discussion and analysis of financial condition and results of operations. For additional information about our brands, see the disclosure set forth in Part I, Item 1, Business, under the caption "Management Overview."

      Tens of thousands of travel agents who are closing their storefront agencies and moving to a home-based operation are creating a value migration in the rapidly emerging host travel agency model. Because of our strong value proposition, we have been very successful in attracting profession travel agents and at the same time, eroding our competitors' market share. Since going to market with our hosting programs in August 2004, Joystar has signed up over 4,000 travel agents making it one of the fastest growing and largest leisure travel network in the industry.

      Throughout 2006, Joystar's commission levels with our preferred suppliers increased substantially. With the acquisition of the Miami Cruise Center, the enhanced commission levels that Joystar offers travel agents are some of the highest in the industry.

TRENDS

      The travel industry and particularly the travel agency business model, has experienced significant change in this decade. The advent of the Internet and online travel agencies has forever changed the way travel products are distributed. Travel agents were forced to retool their business models which included the elimination of high costs associated with operating a store fronts and identifying markets where their knowledge and service would ensure they remained relevant in the eyes of travelers.

      Today, similar to the way real estate agents, mortgage bankers, stock brokers and insurance agents have been able to effectively telecommute, tens of thousands of experienced travel sellers operate their businesses virtually. According to a recent report issued by Credit Suisse/First Boston, there are currently 25,000 professional, home-based agents. This number is expected to grow to approximately 50,000 agents by 2010.

      In the United States, Telecommuting has been growing at 15% a year since 1990. It is believed that approximately 80% of Fortune 1000 companies are likely to employ telecommuters within this decade.

      Factors that will continue to affect the future of telecommuting worldwide include the availability of bandwidth and fast Internet connections in a given country; social methodologies for balancing work control and work freedom; the perceived values and economies in telecommuting; and the opportunities and need for working collaboratively across large distances, including globally.

      According to the Direct Sales Association, the number of Americans operating a home-based business has grown from 8.5 million in 1996 to 14.1 million in 2005.

      The baby-boomer population is estimated at over 70 million domestically and 450 million worldwide. This group is expected to spend both their discretionary time and income on travel related products and services.

STRATEGY

      We intend to aggressively innovate on behalf of travel agents including building a scalable, service -oriented technology platform which will extend across our consumer brands. We expect this to increase the income opportunity+ for our travel network as we will be providing them consumer leads and also drive profitability for the company as we will create travel bookings at a lower commission payout than our existing host travel agent programs.

      We also intend to continue innovating on behalf of our preferred supplier partners. As an example, we launched Starbase, a customer relationship management system for our agents to better manage their businesses. Starbase streamlines the interaction and booking process between our agents, customers and suppliers. Through this "direct connect" technology, our agents can complete the booking process with some of our cruise lines and vacation suppliers easier and in a more cost effective for our suppliers. It also automatically notifies Joystar's internal accounting of bookings and cancellations and provides agents with real time commission tracking. In the absence of this direct connect technology, these processes are completed manually via a proprietary extranet.

      Currently, cruise vacations represent over two-thirds of our travel products sold. Although we expect continued significant increase in our cruise business, our goal is to grow our land-based vacation packages and tours to represent 75% of total gross bookings.

      Our preferred supplier development team is negotiating with major vacation suppliers to increase our commissions to the levels we have attained with our major cruise suppliers. We believe this will attract high producing vacation agents to our network and drive sales and product mix.

SEASONALITY

      We generally experience seasonal fluctuations in the demand for our travel products and services. For example, leisure travel bookings are generally the highest in the first quarter and gradually decline over the subsequent three quarters. The first quarter is highest due to wave season, when an estimated 70% of the yearly cruise line inventory is booked. There is a gradual drop off in the second and third quarters as travelers plan and book their spring, summer and winter vacations. In the fourth quarter, the number of leisure bookings decreases significantly. We have been able to offset the quarterly decline in bookings and revenue typical to the industry through the aggressive growth of our travel agent network.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      To understand our financial position and results of operations, it is important to understand our critical accounting policies and estimates and the extent to which we use judgment and estimates in applying those policies. We prepared our financial statements and accompanying notes in accordance with generally accepted accounting principles in the United States. Preparation of the financial statements and accompanying notes requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and revenue and expenses during the periods reported. We base our estimates on historical experience, where applicable and other assumption that we believe are reasonable under the circumstances. Actual results may differ from our estimates under different assumptions or conditions.

      There are certain critical estimates that we believe require significant judgment in the preparation of our financial statements. We consider an accounting estimate to be critical if:

      o It requires us to make assumption because information was not available at the time or it included matters that were highly uncertain at the time we were making the estimate, and
      o Changes in the estimate or different estimates that we could have selected may have had a material impact on our financial condition or results of operations.

      For more information on each of these policies, see Note 2 -- Significant Accounting Policies, in the notes to financial statements. We discuss information about the nature and rationale for our critical accounting estimates below.

STOCK-BASED COMPENSATION

      We record stock-based compensation expense net of estimated forfeitures. In determining the estimated forfeiture rates for stock-based awards, we periodically conduct an assessment of the actual number of equity awards that have been forfeited to date as well as those expected to be forfeited in the future. We consider many factors when estimating expected forfeitures, including the type of award, the employee class and historical experience. The estimate of stock awards that will ultimately be forfeited requires significant judgment and to the extent that actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period such estimates are revised.

NEW ACCOUNTING PRONOUNCEMENTS

      For a discussion of new accounting pronouncements, see Note 2 -- Significant Accounting Policies, in the notes to financial statements.

OPERATING METRICS

      Gross bookings represent the total retail value of transactions booked for both agency and merchant transactions, recorded at the time of booking reflecting the total price due for travel, including taxes, fees and other charges, and are generally not reduced for cancellations and refunds.

RESULTS OF OPERATIONS

      Please refer to the financial statements, which are a part of this report, for further information regarding the results of operations of the Company.

FISCAL YEAR ENDED DECEMBER 31, 2006 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2005

GROSS TRAVEL BOOKINGS

      Gross travel bookings for the year ended December 31, 2006 increased 316% to $65,594,211 compared to $15,750,481 for the year ended December 31, 2005. Gross travel bookings refers to the total dollar value, inclusive of all taxes and fees, of all travel services purchased by consumers. The term "gross travel bookings" is a "non-GAAP financial measure, as such term is defined by the Securities and Exchange Commission, and may differ from non-GAAP financial measures used by other companies. The measure of "gross travel bookings" is in no way derived from the financial statements. Revenue recorded in the Company's financial statements represents a percentage of commissions or ticketing fees paid by travel suppliers on travel bookings, membership services revenue and override commissions from travel suppliers. The Company believes that the measure "gross travel bookings" is useful for investors to evaluate the Company's future ongoing performance because they enable a more meaningful comparison of the activity levels of the Company's travel agent network with its historical results from prior periods.

REVENUE

      Revenues for the year ended December 31, 2006 increased 257% to $6,932,277 compared to $1,942,526 for the year ended December 31, 2005.

      The increase in both gross travel bookings and revenues are due to continued substantial growth of our travel agent network and higher preferred supplier commission levels.

SELLING AND MARKETING

      Selling and marketing expenses relate to direct advertising and distribution expense, including traffic generation from Internet, search engines, private label and affiliate programs. The remainder of the expense relates to personnel costs, including staffing in our Agent Support Services and Preferred Supplier Relations to enhance supplier commission levels.

      Marketing and sales expenses for the year ended December 31, 2006 were $5,466,958 compared to $1,853,000 for the year ended December 31, 2005. The increase of $3,613,605 was primarily due to the increased payments to our travel agents as a result of their increased sales levels. Selling and marketing expenses relate to travel agent commissions, direct advertising and distribution expense, including traffic generation from Internet, search engines, private label and affiliate programs. The remainder of the expense relates to personnel costs, including staffing in our agent support services and preferred supplier relations.

GENERAL AND ADMINISTRATIVE

      General and Administrative expenses for the year ended December 31, 2006 increased to $4,119,326 from $3,687,826 for the year ended December 31, 2005. The increase was primarily due to $267,936 in option expense associated with the adoption of FAS 123R. We expect absolute amounts spent on corporate personnel and professional service to increase over time as we develop new business units requiring additional headcount and continue incurring incremental costs associated with being a public company.

TECHNOLOGY AND CONTENT

      Technology and content expense includes product development expenses such as payroll and related expenses and depreciation of technology infrastructure, travel agent intranets, travel agent website, and consumer and social networking site development costs. In 2006, moved our software development to an India-based operation with our own employees. We employ web developers and designers in Kuala Lumpur, Pakistan, India and Spain. We also began outsourcing the development of certain large scale projects to China including the development of our consumer travel comparison marketplace, VacationCompare.com and our group travel social networking site, Travelstar.com.

      Technology and content expenses for the year ended December 31, 2006 were $198,121. Given the increasing complexity of our business, geographic expansion, increased supplier integration, service-oriented architecture improvements and other initiatives, we expect absolute amounts spent in technology and content to increase over time.

ACCRUED LIABILITY RELATED TO WARRANTS AND STOCK PURCHASE RIGHTS

      The Company accounts for freestanding derivative financial instruments potentially settled in its own common stock under Emerging Issues Task Force ("EITF") Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." As the Company potentially does not have sufficient authorized shares available to settle its open stock-based contracts, the initial fair value of the applicable contracts (consisting primarily of non-employee stock warrants and rights to purchase common stock- (see Note 5) has been classified as "accrued liability related to warrants and stock purchase rights" on the accompanying balance sheet and measured subsequently at fair value (based on a Black-Scholes computation), with gains and losses included in the statement of operations. The accrued liability has a balance of $7,801,193 at December 31. 2006.

      Net other income for the year ended December 31, 2006 was $5,312 compared to an expense of $9,641 in the year ended December 31, 2005. This change was primarily due to the elimination of interest expense as the loans from two officers were repaid.

      The Company left development stage as of January 1, 2005 when it started to make substantially more sales.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's cash balance increased to $2,102,861 at December 31, 2006 as compared to $218,948 at December 31, 2005.The Company has funded certain expenses by issuing shares for compensation and services. During the year ended December 31, 2006 the Company issued $1,539,130 in shares for services

PROFITABILITY/LOSS

      Net loss for the year ended December 31, 2006 was $10,648,509 compared to a net loss of $3,885,479 for the year ended December 31, 2005.

      The increase in net loss was primarily due to the provision of the accrued liability of $7,801,193 related to warrants and stock purchase rights. The Company's operating loss for the year ended December 31, 2006 was $2,800,150 Compared to an operating loss of $3,875,838 for the year ended December 31, 2005.

      Our business continues to be dominated by complex leisure travel. Commission revenue for these types of bookings is paid to the company by travel suppliers, typically upon completion of the travel. Because the average time lag between booking travel and receiving the commission is approximately six months, we determined it prudent to recognize a reserve against revenues for the possibility of cancellations or other factors. Therefore, we recognized a reserve equal to 25% of the gross commissions generated for the year ended December 31, 2006. The company will be monitoring receivables and adjusting the reserve levels on a regular basis, as required.

FULL YEAR 2006 HIGHLIGHTS:

      o Joystar's Block Group Cruise Space program grew to over 25,000 cabins across 12 major cruise lines. Joystar travel agents and clients can take advantage of inventories, favorable pricing, availability and amenities that may not be available through other sales channels.

      o Joystar's gross bookings surpassed $65 million. High-revenue margin cruises and vacation packages represent 90% of the Company's sales with a large portion of the growth coming from its group and incentive travel division.

      o Joystar signed a distribution agreement with Amadeus, a global leader in technology and distribution solutions for the travel and tourism industry. The relationship provides Joystar's network of travel agency partners and clients with access to more than 95% of the world's scheduled airline seats; 56,700 hotel properties; 42 car rental companies and other provider groups including cruise, ferry, rail, insurance and tour operators.

      o Joystar listed as "Host with The Most" by James Shillinglaw, Editor-in-Chief of leading travel industry trade, Agent @ Home Magazine.

      o Joystar recognized as a Carnival Cruise Lines National Account, Celebrity and Royal Caribbean International Key Account; a Regent Seven Seas Cruises Top account; a Cunard Inner Circle Agency; a Princess I-Excel Agency. These preferred supplier relationships give Joystar access to top account commission levels and special promotions.

      o Joystar recognized for its sales performance and inducted into Norwegian Cruise Line's Captain's Club Agency program. Benefits of the expanded relationship include top account commission levels and special promotions.

      o Joystar signed an agreement with Holland America Line offering the Company top account commission levels and special promotions. Joystar's relationship with the cruise line continues under the banner of a Holland America Centurion Agency.

      o Joystar rewarded with an increase in commission levels and special promotions by Oceania Cruises. Joystar is one of Oceania's valued travel agency partners and is considered a top producer.

      o Joystar achieved exclusive Club 500 status with Funjet Vacations based on sales production through the Company's network of professional sellers of travel. Funjet Vacation is the flagship brand of the Mark Travel Corporation.

      o Joystar formed a strategic partnership with Bedsonline to promote the company's 20,000 plus hotel and accommodation types. The program includes national account commission levels, automation and marketing initiatives.

      o Joystar attains Crystal Apple status, the highest level with Apple Vacations.

      o     Joystar receives Star Award from Sandals for 2006 production levels.

      o Joystar recognized by Travel Impressions, a wholly owned subsidiary of American Express, as "Best of the Best" travel agency partner.

      o Joystar acknowledged as "Top 200" travel agencies by Classic Vacations, a subsidiary of Expedia, Inc.

      o Joystar recognized as a Premiere Agency Partner by The Globus family of brands

Item 7. FINANCIAL STATEMENTS
        --------------------

      The financial statements of the Company required to be included in Item 7 are listed in this index, and follow this page:

         Report of Independent Certified Public Accountant            F-1

         Financial Statements
           Balance Sheets                                             F-2
           Statements of Operations                                   F-3
           Statement of Shareholders' Equity                          F-4

           Statements of Cash Flows                                   F-5
           Notes to Financial Statements                 F-6

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

Board of Directors and Stockholders
Joystar, Inc.

We have audited the accompanying balance sheets of Joystar, Inc.
(the "Company") as of December 31, 2006 and 2005, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Joystar, Inc. as of December 31, 2006 and 2005, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Mendoza Berger & Company, LLP


Irvine, California
April 18, 2007


Joystar, Inc.
Balance Sheets

                                                                            December 31,     December 31,
                                                                                2006             2005
                                                                            ------------     ------------
ASSETS

Current assets
              Cash and cash equivalents                                   $    2,102,861     $    218,948
              Accounts receivable                                              2,701,253          398,827
              Prepaid expenses                                                    76,757           48,572
                                                                            ------------     ------------

              Total current assets                                             4,880,871          666,347

Property and equipment, net                                                      267,036          138,723

Intangible assets, net of amortization                                            50,525           54,205
Other assets                                                                      18,970               --
                                                                            ------------     ------------

              Total assets                                                  $  5,217,402     $    859,275
                                                                            ============     ============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities

              Accounts payable                                              $  1,743,324     $    520,457
              Accrued salaries                                                    75,770           46,786
              Accrued expenses                                                   128,865          128,865
              Accrued liabilities                                                534,491          412,258
              Accrued rent                                                        34,825           35,000
              Loans from shareholders                                                472              472
              Accrued liability related
              to warrants and stock purchase rights                            7,801,193               --
                                                                            ------------     ------------

              Total current liabilities                                       10,318,940        1,143,838
                                                                            ------------     ------------

Commitments                                                                           --               --

Stockholders' equity

              Preferred stock, no par value, 10,000,000
              shares authorized; none issued                                          --               --

              Common stock, no par value, 50,000,000 shares authorized;
              48,772,340 and 34,103,309 shares issued and outstanding at
              December 31, 2006 and December 31, 2005 respectively            14,071,359        7,952,026

              Stock issued for deferred compensation                            (122,500)        (356,000)

              Stock subscribed not issued, 356,000 shares at
              December 31, 2006 and 2,584,476 shares at
              December 31, 2005 respectively                                     313,501          834,800

              Accumulated (deficit)                                          (19,363,898)      (8,715,389)
                                                                            ------------     ------------

              Total stockholders' equity (deficit)                            (5,101,538)        (284,563)
                                                                            ------------     ------------

              Total liabilities and stockholders' equity                    $  5,217,402     $    859,275
                                                                            ============     ============

              The accompanying notes are an integral part of these financial statements



JOYSTAR, INC.
STATEMENTS OF OPERATIONS

For the Years ended                         December 31, 2006     December 31, 2005
                                              ------------         ------------

Revenue                                       $  6,932,277         $  1,942,526

Selling and marketing                            5,466,958            1,853,353
General and administrative                       4,119,326            3,687,826
Technology                                         198,621              277,185
                                              ------------         ------------

Total operating expenses                         9,784,905            5,818,364
                                              ------------         ------------

Operating loss                                  (2,852,628)          (3,875,838)
                                              ------------         ------------

Other income/(expense)                               5,312               (9,641)
Loss on fair value of warrants
and stock purchase rights                       (7,801,193)                  --
                                              ------------         ------------
Other income/(expense)                          (7,795,881)              (9,641)
                                              ------------         ------------
Loss before income taxes                       (10,648,509)          (3,885,479)
Income tax provision                                    --                   --
                                              ------------         ------------
Net loss                                      $(10,648,509)        $ (3,885,479)
                                              ============         ============

Loss per share- basic
and diluted                                   $      (0.25)        $      (0.14)
                                              ============         ============

Weighted average number of
common shares-
basic and diluted                               42,493,109           27,579,406
                                              ============         ============

The accompanying notes are an integral part of these financial statements






JOYSTAR, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                      COMMON STOCK
                                               --------------------------  Stock issued     Stock                          Total
                                                                               for        Subscribed                   Stockholders'
                                                Number of                    Deferred        not         Accumulated       Equity
                                                 Shares        Amount      Compensation     Issued        (Deficit)      (Deficit)
                                               -----------   -----------   ------------   -----------   ------------    -----------


Balance at December 31, 2004                    23,228,633    $4,178,663   $  (621,250)      $794,800    $(4,829,910)     $(477,697)

Stock issued for services                        4,731,577     1,485,131            --             --             --      1,485,131
Stock issued for cash                            4,664,213     1,748,632            --       (590,000)            --      1,158,632
Stock issued for note payable to shareholder       742,411       259,834            --             --             --        259,834
Stock issued for accrued payroll                   571,429       200,000            --             --             --        200,000
Stock issued for interest                           27,546         9,641            --             --             --          9,641
Stock issued for assets                            137,500        70,125            --             --             --         70,125
Subscribed stock not issued to officers
(1,500,000 shares)                                      --            --            --        330,000             --        330,000
Subscribed stock not issued (857,143 shares)            --            --            --        300,000             --        300,000
Deferred compensation earned                            --            --       265,250             --             --        265,250
Net loss                                                --            --            --             --     (3,885,479)    (3,885,479)
                                               -----------   -----------   ------------   -----------   ------------    -----------
Balance December 31, 2005                       34,103,309   $ 7,952,026   $  (356,000)   $   834,800    $(8,715,389)   $  (284,563)


Stock issued for services                        3,630,814     1,617,501            --      (414,000)             --      1,203,501
Stock issued for cash                           11,038,307     4,233,896            --      (303,000)             --      3,930,896
Subscribed stock not issued to
  officers (685,965 shares)                             --          --              --        195,500             --        195,500
Subscribed stock (400 shares)                           --            --            --            201             --            201
Deferred compensation earned                            --            --       233,500             --             --        233,500
Share based compensation                                --       267,936            --             --             --        267,936
Net loss                                                --            --            --             --     (10,648,509)  (10,648,509)
                                               -----------   -----------   ------------   -----------    ------------   -----------
Balance December 31, 2006                      48,772,430    $14,071,359   $  (122,500)   $   313,501    $(19,363,898)  $(5,101,538)
                                               ===========   ===========   ============   ===========    ============   ===========

The accompanying notes are an integral part of these financial statements.



JOYSTAR, INC.
STATEMENTS OF CASH FLOW
                                                                         For the year ended    For the year ended
                                                                          December 31, 2006     December 31, 2005
                                                                          -----------------     -----------------
Cash flows from operating activities
Net loss                                                                    $(10,648,509)         $ (3,885,479)

Adjustments to reconcile net loss to net cash used in operating activities

Depreciation and amortization                                                     57,618                18,522
Share based compensation                                                         501,436              -
Stock issued for services                                                      1,203,501             1,750,381
Stock issued for interest                                                             --                 9,641
Stock subscribed for compensation                                              195,500             330,000

Changes in assets and liabilities
Increase in prepaid expenses                                                     (28,185)              (35,572)
Increase in receivables                                                      (2,302,426)             (395,462)
Increase in other assets                                                       (18,970)                    -
Increase in accounts payable                                                   1,222,867               375,121
(Decrease)Increase in accrued expenses                                                        (175)              128,865
Increase in accrued salaries and payroll taxes                                   151,217               283,036
Increase in accrued liability relating
  to warrants and other stock purchase rights                                  7,801,193                    --
                                                                            ------------          ------------
Net cash used by operations                                                   (1,864,933))           (1,420,947)
                                                                            ------------          ------------

Cash flows from investing activities
Acquisition of property and equipment                                           (182,251)             (103,078)
                                                                            ------------          ------------

Net cash used by investing activities                                           (182,251)             (103,078)

Cash flows from financing activities
Loans from shareholders                                                               --                   472
Issuance of common stock for cash                                              3,930,896             1,158,632
Stock subscribed but not issued                                                 201             300,000
                                                                            ------------          ------------

Net cash provided by financing activities                                      3,931,097             1,459,104
                                                                            ------------          ------------

Increase(Decrease) in cash                                                     1,883,913               (64,921)
Cash at the beginning of the year                                                218,948               283,869
                                                                              -----------          ------------
Cash at the end of the year                                                 $  2,102,861          $    218,948
                                                                              ==========           ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Issuance of stock for services                                              $  1,203,501          $  1,750,381
Shares issued for shareholder loan                                          $         --          $    361,359
Shares issued for interest                                                  $         --          $      9,641
Shares issued for fixed assets and customer list                            $         --          $     70,125
Subscribed shares issued                                                    $         --          $    590,000
Subscribed shares issued to officers                                        $    195,500          $    330,000
Share based compensation                                                    $    501,436                    --

The accompanying notes are an integral part of these financial statements

                                  JOYSTAR, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005


NOTE 1 -- ORGANIZATION

DESCRIPTION OF BUSINESS

Joystar, Inc., (a California corporation) specializes in selling complex travel products including cruises, vacation packages and group travel through its national sales force of independent travel agents and independent travel agencies in the United States. These travel products and services are offered both online and offline through a diversified portfolio of brands including:
Joystar-branded travel websites, private label websites, and VacationCompare.com. We refer to Joystar, Inc. and its brands collectively as "Joystar," the "Company," "us," "we" and "our" in these financial statements.


NOTE 2 -- SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTING ESTIMATES

We use estimates and assumptions in the preparation of our financial statements in accordance with accounting principles generally accepted in the United States ("GAAP"). Our estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of our financial statements. These estimates and assumptions also affect the reported amount of net income during any period. Our actual financial results could differ significantly from these estimates. Our significant estimates underlying our financial statements include revenue recognition, accounting for merchant payables, recoverability of long-lived and intangible assets and goodwill, income taxes, and stock-based compensation.

REVENUE RECOGNITION

We offer travel products and services through two business models: the travel agency model and the host agency model.

Under the travel agency model, we act as the agent in the transaction, passing reservations booked by the traveler to the relevant travel provider. We receive commissions or ticketing fees from the travel supplier and/or traveler. We record revenue based principally on Staff Accounting Bulletin ("SAB") No. 104 "Revenue Recognition." We recognize revenue when it is earned and realizable based on the following criteria: persuasive evidence of an arrangement exists, services have been rendered, the price is fixed or determinable and collectibility is reasonably assured.

The prevailing accounting guidance with respect to the presentation of revenue on a gross versus a net basis is contained in Emerging Issues Task Force No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent ("EITF 99-19")." The consensus of this literature is that the presentation of revenue as "the gross amount billed to a customer because it has earned revenue from the sale of goods or services or the net amount retained (that is, the amount billed to a customer less the amount paid to a supplier) because it has earned a commission or fee" is a matter of judgment that depends on the relevant facts and circumstances. If the conclusion drawn is that we perform as an agent or a broker without assuming the risks and rewards of ownership of goods, revenue should be reported on a net basis.

In making an evaluation of this issue, some of the factors that should be considered are: whether we are the primary obligor in the arrangement (strong indicator); whether we have general inventory risk (before customer order is placed or upon customer return) (strong indicator); and whether we have latitude in establishing price. EITF 99-19 clearly indicates that the evaluations of these factors, which at times can be contradictory, are subject to significant judgment and subjectivity.

Our travel agency revenue comes from cruise transactions, vacation package transactions, airline ticket transactions, hotel transactions as well as car rental reservations. We record travel agency revenue on a net basis when the traveler books the transaction, as we have no significant post-delivery obligations. We record an allowance for cancellations and on this revenue based on historical experience. Under our host agency model, we offer technology, marketing, and support services to a growing network of independent travel agencies.

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

SEASONALITY

We generally experience seasonal fluctuations in the demand for our travel products and services. For example, leisure travel bookings are generally the highest in the first quarter and gradually decline over the subsequent three quarters. The first quarter is highest due to "Wave Season", when an estimated 70% of the yearly cruise line inventory is booked. There is a gradual drop off in the second and third quarters as travelers plan and book their spring, summer and winter vacations. In the fourth quarter, the number of leisure bookings decreases significantly. We have been able to offset the quarterly decline in bookings and revenue typical to the industry through the aggressive growth of our travel agent network

Our merchant revenues are derived from transactions where we are the merchant of record and determine the price. We have agreements with suppliers for blocks of inventory that we sell and these sales generate the majority of our total merchant revenues. We do not have purchase obligations for unsold inventory. Recognition of merchant revenue occurs on the date the traveler uses the inventory, such as the date of airline departure or hotel stay.

The Company generates membership service revenues derived from the operation of the host-agency model in which the Company provides support services to travel agents. These revenues include fee-based month-to-month non-obligatory payments, set-up fees and ongoing membership dues for members in renewal periods paid annually.

The Company receives overrides from certain travel suppliers in the form of commissions as well as co-op marketing earnings base on the Company's gross travel bookings with the supplier, recognized each period based upon the Company's actual attainment of predetermined target sales levels.

Accounting estimates are an integral part of the financial statements prepared by management and are based on management's current judgments. Those judgments are normally based on knowledge and experience about past and current events and on assumptions about future events. Commission revenue for reservations is paid to the company by the travel suppliers, typically upon completion of the travel associated with the reservation. Because the average time lag between booking date and commission payment date is approximately six months, the company recognizes a reserve against revenues for bookings that may not produce a collectible commission due to possible cancellations or other factors. For the year ended December 31, 2006 the company recognized a reserve equal to 25% of the gross commissions generated. The company will be monitoring receivables and adjusting the reserve levels on a regular basis, as required.

Our host agency revenue includes the set-up, monthly and annual renewal fees we receive from our travel agency partners and are recorded in the period we receive them.

OTHER

We record revenue from all other sources either upon delivery or when we provide the service.

CASH AND CASH EQUIVALENTS

Our cash and cash equivalents include cash and liquid financial instruments with original maturities of 90 days or less when purchased.

PROPERTY AND EQUIPMENT

We record property and equipment at cost, net of accumulated depreciation and amortization. We also capitalize certain costs incurred related to the development of internal use software in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and EITF No. 00-02, "Accounting for Website Development Costs." We capitalize costs incurred during the application development stage related to the development of internal-use software. We expense costs incurred related to the planning and post-implementation phases of development as incurred.

We compute depreciation using the straight-line method over the estimated useful lives of the assets, which range from three to five years for computer equipment and capitalized software development, and three to seven years for furniture and other equipment. We amortize leasehold improvement using the straight-line method, over the shorter of the estimated useful life of the improvement or the remaining term of the lease.

INTANGIBLE ASSET

The Company acquired a client list for $55,125 in order to promote sales. The Company believes that the client list has a minimal useful life of five years and is amortizing it over that time. If it should lose value prior to the five years the Company will write it off earlier. The amortization for the years ended December 31, 2005 and December 31, 2006 was $920 and $3,680.

Management reviews, on an annual basis, the carrying value of its intangible asset in order to determine whether impairment has occurred. Impairment is based on several factors including the Company's projection of future discounted operating cash flows. If an impairment of the carrying value were to be indicated by this review, the Company would perform the second step of the impairment test in order to determine the amount of impairment, if any. There was no impairment charge during the years ended December 31, 2006 and 2005.

INCOME TAXES

In accordance with SFAS No. 109, "Accounting for Income Taxes," we record income taxes under the liability method. Deferred tax assets and liabilities reflect the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for book and tax purposes. We determine deferred income taxes based on the differences in accounting methods and timing between financial statement and income tax reporting. Accordingly, we determine the deferred tax asset or liability for each temporary difference based on the tax rates that we expect will be in effect when we realize the underlying items of income and expense. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent earnings experience by jurisdiction, expectations of future taxable income, and the carryforward periods available to us for tax reporting purposes, as well as other relevant factors. We may establish a valuation allowance to reduce deferred tax assets to the amount we expect to realize. Due to inherent complexities arising from the nature of our businesses, future changes in income tax law, tax sharing agreements or variances between our actual and anticipated operating results, we make certain judgments and estimates. Therefore, actual income taxes could vary from these estimates.

ADVERTISING EXPENSE

We incur advertising expense consisting of offline costs, including print advertising, and online advertising expense to promote our brands. We expense the production costs associated with advertisements in the period in which the advertisement first takes place. We expense the costs of communicating the advertisement as incurred each time that the advertisement is shown. We incurred advertising expense of $348,327 and $189,601 during the years ended December 31, 2006 and 2005, respectively.

STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payment. Prior to January 1, 2006, the Company accounted for share-based payments under the recognition and measurement provisions of APB Opinion NO. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock Based Compensation. In accordance with APB 25, no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant.

The Company adopted FAS 123R using the modified prospective transition method. Under this method, compensation cost recognized in the year ended December 31, 2006 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R.

NET LOSS PER SHARE

In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128 "Earnings Per Share" which requires the Company to present basic and diluted earnings per share, for all periods presented. The computation of loss per common share (basic and diluted) is based on the weighted average number of shares actually outstanding during the period. The Company has common stock equivalents, including warrants to purchase common stock which would dilute earnings per share.

ACCRUED LIABILITY RELATED TO WARRANTS AND STOCK PURCHASE RIGHTS

The Company accounts for freestanding derivative financial instruments potentially settled in its own common stock under Emerging Issues Task Force ("EITF") Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." As the Company potentially does not have sufficient authorized shares available to settle its open stock-based contracts, the initial fair value of the applicable contracts (consisting primarily of non-employee stock warrants and rights to purchase common stock- (see Note 5) has been classified as "accrued liability related to warrants and stock purchase rights" on the accompanying balance sheet and measured subsequently at fair value (based on a Black-Scholes computation), with gains and losses included in the statement of operations. The accrued liability has a balance of $7,801,193 at December 31. 2006.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments consist principally of cash and various current liabilities. The estimated fair value of these instruments approximates their carrying value.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company has reviewed recent accounting pronouncements that have been adopted and have concluded that they will not have any material impact on its financial statements.

CERTAIN RISKS AND CONCENTRATIONS

Our business is subject to certain risks and concentrations including dependence on relationships with our travel agent partners and travel suppliers, dependence on third party technology providers, exposure to risks associated with online commerce security and credit card fraud. We are highly dependent on our relationships with major cruise lines and packaged vacation companies. We also depend on global distribution system partners and third party service providers for certain fulfillment services.

Financial instruments, which potentially subject us to concentration of credit risk, consist primarily of cash and cash equivalents. We maintain some cash and cash equivalents balances with financial institutions that are in excess of Federal Deposit Insurance Corporation insurance limits.


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

4. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                        DECEMBER 31, 2006  DECEMBER 31, 2005
                                        -----------------  -----------------
         Office furniture/computers          $211,270          $139,313
           Booking engine software             57,940            28,385
           Web sites                           80,739
                                             --------          --------

                                              349,949            67,698
         Less: accumulated depreciation        82,913            28,975
                                             --------          --------

                                             $267,036          $138,723
                                             ========          ========


5. CAPITAL STOCK

COMMON STOCK

During the year ended December 31, 2005, the Company issued 4,664,213 shares of common stock in a private placement for a total sales price of $1,748,632 an average sales price of $0.37 per share.

During the year ended December 31, 2005 the Company issued 4,731,577 shares of common stock for services valued at the fair market value price of the Company's stock on the dates issued for a total of $1,485,131 an average of $0.31 a share. The Company issued 742,411 shares of common stock for notes payable to stockholders of $259,834 and 571,429 shares of common stock for accrued payroll liability of $200,000 . The conversion price of $0.35 per share was based on the fair market value of the stock at the time the conversion was made. The Company issued 27,546 shares of common stock for interest of $9,641 and 137,500 shares of common stock for assets $70,125.

During the year ended December 31, 2005 the Company issued $590,000 of common stock subscribed in prior years. An additional $630,000 of common stock was subscribed during 2005.

During the three months ended March 31, 2006, the Company issued 246,455 common shares for services for a total of $78,371, plus deferred compensation of $63,500. The Company also issued 5,951,455 common shares for cash received of $2,049,102, $300,000 of which had previously been subscribed.

During the three months ended June 30, 2006, the Company issued 2,845,275 common shares for services for a total of $1,473,312, plus deferred compensation of $63,500, $420,000 of which had been previously subscribed. The Company also issued 65,666 common shares for cash received of $325,200.

During the three months ended September 30, 2006, the Company issued 328,894 common shares for services for a total of $147,765, plus deferred compensation of $54,000. The Company also issued 987,143 common shares for cash received of $520,553.

During the three months ended December 31, 2006, the Company issued 456,645 common shares for services for a total of $332,053, plus deferred compensation of $52,500. The Company also issued 4,034,043 common shares for cash and received net proceeds of $1,339,041. An additional $195,500 were subscribed during the period.

As part of the shares issued for cash during the three months ended December 31, 2006, we sold in a private placement of up to $2,500,000, a total of 3,212,000 shares (the "Shares") of our common stock, no par value per share, at a purchase price of $0.625 per share to institutional and accredited investors, for a total purchase price of $2,007,500. In addition to the Shares, on the closing date, we issued and delivered Series A and B Warrants to the investors (collectively the "Warrants"). One Series A Warrant and one Series B Warrant was issued for each four Shares issued, or a total of 803,000 Series A Warrants and 803,000 Series B Warrants. Series A Warrants are exercisable into common stock at $0.85 per share and Series B Warrants are exercisable at $1.00 per share. The Series A and B Warrants are exercisable until five (5) years after the closing date. We paid 10% commissions in cash in the amount of $200,750 and issued 321,200 common stock purchase warrants to First Montauk Securities Corp. of Red Bank, New Jersey, member NASD, who acted as a selling agent for the financing. We received total net proceeds of approximately $1,100,000 after deducting the legal fees and commissions. The net proceeds will be used by us for working capital purposes.

At December 31, 2005 the Company had 2,550,014 warrants outstanding to purchase shares of common stock at exercise prices ranging from $0.35 to $0.50 per shares. The warrants have lives of one to five years remaining.

At December 31, 2006 the Company has 13,257,302 warrants outstanding to purchase shares of common stock at exercise prices ranging from $0.35 to $$1.00. The warrants have lives of one to five years remaining.

6. STOCK OPTIONS

The Board of Directors has approved in April, 2003 a Company stock option plan, which was amended by the Company in July, 2003. All the shares (480,000 shares) under 2002 Equity and Stock Option Plan were issued in June, 2003. In July, 2003, the Company approved 2003 Equity Compensation Plan which provides for the grant to directors, officers, employees and consultants of the Company of stock based awards and options to purchase up to an aggregate of 2,500,000 shares of Common Stock. On August 16, 2006 the plan was amended to provide for grants of options up to an aggregate of 3,500,000 shares of Common Stock.

On December 13, 2005, the Company authorized for two of its officers to receive 1,500,000 shares of common stock. The shares were valued at $330,000 or $0.22 per share. The shares are considered subscribed and not issued at December 31, 2005. The Company has charged $330,000 to compensation expense during the year ended December 31, 2005.

         The following table summarizes annual activity for all stock options for each of the two years ended December 31:

                                              2006                                  2005
                                ----------------------------------    ------------------------------------
                                                      WEIGHTED                               WEIGHTED
                                                       AVERAGE                               AVERAGE
                                                      EXERCISE                               EXERCISE
                                NUMBER OF SHARES       PRICE         NUMBER OF SHARES         PRICE
                                ----------------   --------------    ----------------    --------------
Outstanding, beginning
   of year                          3,733,000        $   0.51              150,000          $   0.66
Granted                               405,000            0.78            3,583,000              0.50
Exercised                                (400)           0.50                   --             --
Forfeited and expired                      --           --                      --             --
                                   ----------        --------           ----------          --------

Outstanding, end of year            4,137,600        $   0.53            3,733,000          $   0.51
                                   ==========        ========           ==========          ========

Options exercisable, end of
year                                  897,000        $   0.55              812,000          $   0.53

Weighted average fair value
of options granted during the
year                               $     0.01                           $   0.02
                                   ==========                             ========

         The fair value of the stock options granted during the years ended
         December 31, 2006 and 2005, was approximately $3,000 and $101,000 or
         $0.01 and $0.02 per stock option, respectively, and was determined using the Black Scholes option pricing model. The factors used for the years ended December 31, 2006 and 2005, were the option exercise price of $0.50 to $1.15 per share, a 5 year life of the options, volatility measure of 85%, a dividend rate of 0% and a risk free interest rate ranging from of 4.95% and 4.28% for 2006 and from 4.38% and 3.77%, respectively.

         The following table summarizes information about stock options outstanding at December 31, 2006, with exercise prices equal to the fair market value on the date of grant with no restrictions on exercisability after vesting:

                                      F-14





                           OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                    ----------------------------------                ------------------------------
                                          WEIGHTED-
                                          AVERAGE
                                         REMAINING        WEIGHTED-                      WEIGHTED
                                        CONTRACTUAL       AVERAGE                        AVERAGE
RANGE OF EXERCISE       NUMBER             LIFE          EXERCISE          NUMBER        EXERCISE
      PRICES          OUTSTANDING       (IN YEARS)         PRICE        EXERCISABLE       PRICE
------------------- ----------------- ---------------- -------------- ------------------------------

 $0.50 to $1.15          4,137,600            4.00      $    0.53            897,000   $    0.55
=================== ================= ================ ============== ==============================

         As of December 31, 2006, there was approximately $534,000 in unrecognized compensation cost related to unvested stock options. The amount unrecognized compensation cost will be recognized over its weighted average life of approximately four years.

         The following table illustrates the effect on net loss and loss per share if the fair value recognition provisions of FAS 123(R) to options granted under our stock option plan had been applied in the previous year:

                                                            FOR THE YEAR ENDED
                                                            DECEMBER 31, 2005
                                                           ------------------

         Net loss as reported                              $      (3,885,479)
         Less: stock based employee compensation
            expense included in reported net loss                         --
         Add: compensation expense determined
            under fair value method, net of tax                     (101,238)
                                                           ------------------

                                                           $      (3,986,717)
                                                           ==================

          Net loss per common share, basic and diluted:
             As reported                                   $           (0.14)
                                                           ==================

          Pro forma net loss per common share              $           (0.14)
                                                           ------------------


7. INCOME TAXES

The components of the deferred tax asset are as follows:

                                            DECEMBER 31, 2006  DECEMBER 31, 2005
                                            -----------------  -----------------
         Deferred tax assets:
         Net operating loss carry-forward      $ 4,629,000       $ 3,471,000
         Less: valuation allowance              (4,629,000)       (3,471,000)
                                               -----------       -----------

         Net deferred tax assets               $        --       $        --
                                               ===========       ===========

The Company's operations are headquartered in the State of California and are subject to California state income taxes. The Company had available approximately $9,712,157 and $8,715,000 and of unused Federal and State net operating loss carry-forwards at December 31, 2006 and December 31, 2005, respectively that may be applied against future taxable income. These net operating loss carry-forwards expire through 2024 for Federal purposes. There is no assurance that the Company will realize the benefit of the net operating loss carry-forwards.

SFAS No. 109 requires a valuation allowance to be recorded when it is more likely that some or all of the deferred tax assets will not be realized. At December 31, 2005 and 2004, valuations for the full amount of the net deferred tax asset were established due to the uncertainties as to the amount of the taxable income that would be generated in future years.

Reconciliation of the differences between the statutory tax rate and the effective income tax rate is as follows:

                                           DECEMBER 31, 2006   DECEMBER 31, 2005
                                           -----------------   -----------------
      Statutory federal tax (benefit) rate     (34.00)%             (34.00)%
      Statutory state tax (benefit) rate        (5.83)%              (5.83)%
                                             ----------           ----------

      Effective tax rate                       (39.83)%             (39.83)%

      Valuation allowance                       39.83%               39.83%
                                             ----------           ----------
      Effective income tax rate                  0.00%                0.00%
                                             ==========           ==========

8. COMMITMENTS

LEASE COMMITMENTS

The Company acquired office space in California in February 2005. The lease was for 36 months with an option to renew for 36 months. The Company entered into a lease for its office in Florida in October, 2005. The lease is for 36 months and there is no renewal option on the lease.

Future payments on the operating lease are as follows:

                           2007             $   222,901
                           2008                  86,040
                                            -----------
                                            $   308,941
                                            ===========

Rental expense was $266,462 and $120,399 for the years ended December 31, 2006 and 2005, respectively.

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

Item 8-A. CONTROLS AND PROCEDURES
          -----------------------

      Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of December 31, 2006, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

      During the year ended December 31, 2006, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 8B. OTHER INFORMATION
         -----------------
         None

9. SUBSEQUENT EVENTS

      During the three month period ended March 31, 2007, the Company issued 160,794 shars of common stock for services.

      During the thee month period ended March 31, 2007, the Company issued options to purchase 250,000 shares, vesting over a five year period, at purchase prices ranging from $1.00 to $2.00 per share to the Company's new CFO.


                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         -------------------------------------------------------------
         Compliance with Section 16(a) of the Exchange Act
         -------------------------------------------------

The Directors and Executive Officers of the Company, and their ages, are as follows:

Name                      Age          Position
----                      ---          --------

William Alverson          42           Director, Chief Executive Officer and
                                       Chief Financial Officer

Katherine West            37           Director and Executive Vice President

Sandra D'Arcy             59           Chief Operating Officer

Jerry Galant              57           Chief Financial Officer

William Fawcett           52           Director

      The term of office of each director of our company ends at the next annual meeting of our stockholders or when such director's successor is elected and qualifies. No date for the annual meeting of stockholders is specified in our bylaws or has been fixed by the Board of Directors. Pursuant to our bylaws, the date of the annual meeting is to be determined by the current Board of Directors.

      The following information sets forth the backgrounds and business experience of the directors, executive officers and key employees:

      William M. Alverson, Chief Executive Officer and Director. Mr. Alverson has been an officer and director of the Company since its inception. Mr. Alverson has spent the last fifteen years working in the financial and travel services industries. He began his career as a financial advisor at American Express. He also served as Chairman and Chief Executive Officer at a financial services firm where he guided private companies through their first rounds of financing and public listings. In 1995, Mr. Alverson founded and served as Chairman and CEO of Travelmax, Inc. Under his leadership, that company grew from seven to 220 employees handling the back office support to over 44,000 travel agents nationwide. Since then he has been active in financing and consulting to both private and public companies including Baby Genius, Inc. and FreeRealTime.com.

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

      Sandra D'Arcy joined the company in June 2006. Mrs. D'Arcy is an accomplished executive in the travel industry. Before joining Joystar, Mrs. D'Arcy spent ten years in the top operational position at travel industry giant Hotels.com. As Executive Vice President reporting to the CEO, she interfaced with all aspects of travel operations including sales, marketing, human resources, finance, accounting, and vendor resource management.

      Jerry Galant, Chief Financial Officer, joined the Company in March 2007. Mr. Galant is a financial executive with over 30 years of experience. From January 2005, through December, 2006, Mr. Galant was a CFO of HomeAway.com, the leading vacation rental listing site. From July 2002 until December 2004, Mr. Galant was a Director of Research for Huberman Financial. From October 2001 until June 2002, Mr. Galant served as the CFO of Travelhero.com, an online site specializing in hotel reservations. Mr. Galant is a graduate of University of Pennsylvania in Economics (B.A., 1971) and Harvard University (M.B.A., 1975).

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

CODE OF BUSINESS CONDUCT AND ETHICS

      Our code of business conduct and ethics, as approved by our board of directors, is annexed as Exhibit 14.1 to our 10KSB filed with the SEC on April 14, 2004. It is also available on our website at www.joystar.com.

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

Recent Developments

      On November 16, 2006, we sold in a private placement of up to $2,500,000, a total of 3,212,000 shares (the "Shares") of our common stock, no par value per share, at a purchase price of $0.625 per share to institutional and accredited investors, for a total purchase price of $2,007,500. In addition to the Shares, on the closing date, we issued and delivered Series A and B Warrants to the investors (collectively the "Warrants"). One Series A Warrant and one Series B Warrant was issued for each four Shares issued, for a total of 803,000 Series A Warrants and 803,000 Series B Warrants. Series A Warrants are exercisable into common stock at $0.85 per share and Series B Warrants are exercisable at $1.00 per share. The Series A and B Warrants are exercisable until five (5) years after the closing date.

      We paid 10% commissions in cash in the amount of $200,750 and issued 321,200 common stock purchase warrants to First Montauk Securities Corp. of Red Bank, New Jersey, member NASD, who acted as a selling agent for the financing. We received total net proceeds of $1,766,750, after deducting the legal fees and commissions. The net proceeds will be used by us for working capital purposes.

      The shares and warrants were offered and sold by us to investors whom we had reasonable grounds to believe were "accredited investors" within the meaning of Rule 501 of Regulation D under the Securities Act of 1933, as amended (the "Securities Act"). The investors were provided access to business and financial about us and had such knowledge and experience in business and financial matters that it was able to evaluate the risks and merits of an investment in our company. Each certificate evidencing securities issued to the investors included a legend to the effect that the securities were not registered under the Securities Act and could not be resold absent registration or the availability of an applicable exemption from registration. No general solicitation or advertising was used in connection with the transaction.

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

      Based solely upon a review of copies of such reports furnished to us during the fiscal year ended December 31, 2006 and thereafter, or any written representations received by us from reporting persons that no other reports were required, we believe to the best of our knowledge, that, during our fiscal 2006, all Section 16(a) filing requirements applicable to our reporting persons were met, however, some of the filings may have been filed late.

Item 10. Executive Compensation
         ----------------------

      The following table sets forth information concerning the annual and long-term compensation for services rendered during the last three fiscal years to our company in all capacities as an employee by our Chief Executive Officer and our other executive officers whose aggregate cash compensation exceeded $100,000 (collectively, the "named executive officers") during fiscal 2006 shown below.

Summary Compensation Table

                                                                                       Long-Term
                                                                                   Compensation Awards
                                                       Annual Compensation       -----------------------        Payouts
                                                     ----------------------                                                All
         Name and                                                           Restricted       Number of     LTIP           Other
   Principal Position                             Salary        Bonus      Stock Awards      Options     Payouts($)    Compensation
-------------------------------  ---------      ----------   -----------  --------------   ------------  -----------   ------------
William M. Alverson, Chief         2006          $180,000       600,000       600,000(1)                 --
   Executive Officer, former       2005          $180,000            --     1,000,000(1)       400,000           --             --
   Chief Financial Officer,        2004          $180,000            --       100,000(2)            --           --             --
   President and Director


Katherine West, Executive        2006          $144,000       250,000         250,000(1)            --
Vice President and Director        2005          $120,000            --       500,000(1)       250,000           --             --
                                   2004          $ 88,500            --        50,000(2)        50,000           --             --

(1) On December 13, 2005, our Board of Directors authorized 1,000,000 shares of common stock to be issued to Mr. Alverson and 500,000 shares of common stock to be issued to Ms. West for services rendered in fiscal year ended December 31, 2005 valued at $220,000 and $110,000, respectively pursuant to our 2003 Equity Compensation Plan. Pursuant to an Employment Agreement dated December 13,
2005, our Board of Directors authorized 600,000 shares of common stock to be issued to Mr. Alverson and 250,000 shares of common stock to be issued to Ms. West for services rendered in fiscal year ended December 31, 2006 valued at $138,000 and $57,500, respectively pursuant to our 2003 Equity Compensation Plan.

(2) On August 27, 2004, we authorized 100,000 shares of common stock to be issued to Mr. Alverson and 50,000 shares of common stock to be issued to Ms. West for services rendered in fiscal year ended December 31, 2004 valued at $60,000 and $30,000, respectively.

(3) During the periods reflected, certain of the officers and noted employees named in this table received perquisites and other personal benefits not reflected in the amounts of their respective annual salaries or bonuses. The dollar amount of these benefits did not, for any individual in any year, exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for that individual in any year, unless otherwise noted.

COMPENSATION OF DIRECTORS

      Directors that are non-officers of our company do not receive a cash retainer annually nor do they receive any remuneration for attendance at a board meeting, other than reimbursement for travel expenses.

EMPLOYMENT AGREEMENTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

      The employment agreement with our Chief Executive Officer, William M. Alverson, became effective December 15, 2005. Our Board of Directors approved the major terms of the employment agreement which includes an annual salary of $180,000 for Mr. Alverson and the annual issuance of 600,000 shares of common stock and an option to purchase 400,000 shares of our common stock. The options vest annually. The new employment agreement with Katherine T. West, our Executive Officer has not yet been finalized.. The Company's Board of Directors has approved the major terms of such employment agreement with Ms. West which includes an annual salary of $144,000, the annual issuance of 250,000 shares of common stock and an option to purchase 250,000 shares of our common stock. The options vest annually.

Item 11. Securities Ownership of Certain Beneficial Owners and Management
         ----------------------------------------------------------------

The following table sets forth information regarding the beneficial ownership of our common stock as of March 30, 2007 by:

      o each person known by us to be the beneficial owner of more than 5% of our Common Stock;
      o     each of our directors;
      o     each of our executive officers; and
      o     our executive officers and directors as a group.

      Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power. Under SEC rules, a person is deemed to be the beneficial owner of securities which may be acquired by such person upon the exercise of options and warrants or the conversion of convertible securities within 60 days from the date on which beneficial ownership is to be determined. Each beneficial owner's percentage ownership is determined by dividing the number of shares beneficially owned by that person by the base number of outstanding shares, increased to reflect the beneficially-owned shares underlying options, warrants or other convertible securities included in that person's holdings, but not those underlying shares held by any other person.

      Unless indicated otherwise, the address for each person named is c/o Joystar, Inc., 95 Argonaut St., First Floor, Aliso Viejo, CA 92656.

                                                          Percent of
                                     Number of            Outstanding
        Name and Address            Voting Shares        Voting Shares
        ----------------            -------------        -------------

     William M. Alverson             15,092,328 (1)(3)          32%
     Director, President &
     Secretary
     95 Argonaut St. First Floor
     Aliso Viejo, CA 92656

     Katherine T. West               15,092,328 (2)(3)          32%
     Director, Ex.VP
     95 Argonaut St. First Floor
     Aliso Viejo, CA 92656

     Sandra D'Arcy                       16,000                   0%
     Chief Operating Officer
     95 Argonaut St. First Floor
     Aliso Viejo, CA 92656

     William Fawcett                          0                   0%
     Director
     95 Argonaut St. First Floor
     Aliso Viejo, CA 92656

     Jerry Galant                             0                   0%
     Chief Financial Officer
     95 Argonaut St. First Floor
     Aliso Viejo, CA 92656

     Kyaw Myint J.                    9,376,957                  19%
     60 Overlook Road
     Lattingtown, NY 11560

     All directors and officers      15,108,328                  32%
     as a group (3 persons)

(1) Includes 2,757,510 shares of common stock held by Katherine T. West with respect to which shares Mr. Alverson, her husband, disclaims beneficial ownership.

(2) Includes 12,334,818 shares of common stock held by William Alverson with respect to which shares Ms. West, his wife, disclaims beneficial ownership.

(3) Does not include a total of 850,000 shares of common stock authorized to be issued to Mr. Alverson (600,000 shares) and Ms. West (250,000 shares) for services rendered in fiscal year 2006. The shares are considered subscribed and not issued at December 31, 2006.

The Company had 48,973,918 shares of common stock issued and outstanding as of March 30, 2007. The Company had 145 shareholders as of March 30, 2007.

Item 12. Certain Relationships and Related Transactions
         ----------------------------------------------

      The Company had an unsecured loan dated December 15, 2004, payable to William M. Alverson, its Chief Executive Officer in the amount of $259,834, due on demand with interest at 6%.

      In March, 2005, Katherine T. West, the Company's director and Executive Vice President loaned the Company an amount equal to $105,997.

      During the year ended December 31, 2005 both of the above loans and accrued interest, totaling $371,000 were converted to 1,059,999 shares of common stock. The conversion price of $0.35 per share was based on the same terms of a private placement sold to institutional and accredited investors.


                                     PART IV

Item 13. Exhibits
         --------

         Exhibit No.     Description
         -----------     -----------

         Exhibit 31.1    CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
                         SECTION 302 OF THE SARBANES-OXLEY ACT

         Exhibit 31.2    CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
                         SECTION 302 OF THE SARBANES-OXLEY ACT

         Exhibit 32.1    CERTIFICATION CHIEF EXECUTIVE OFFICER PURSUANT TO
                         SECTION 906 OF THE SARBANES-OXLEY ACT

         Exhibit 32.2    CERTIFICATION CHIEF FINANCIAL OFFICER PURSUANT TO
                         SECTION 906 OF THE SARBANES-OXLEY ACT


Item 14. Principal Fees and Services.
         ----------------------------

      Set forth below are fees paid to the Company's independent accountants for the past two years for the professional services performed for the Company.

      Set forth below are fees paid to the Company's independent accountants for the past two years for the professional services performed for the Company.

      Audit Fees: During 2006 and 2005 the Company paid Mendoza Berger & Company LLP a total of $16,754 and $15,605 for professional services rendered in connection with performance of our independent audits for the years ending December 31, 2005 and 2004, respectively.

      All Other Fees: During 2006 and 2005 the Company paid Mendoza Berger & Company LLP a total of $21,405 and $28,833 for professional services rendered in connection with the reviews of the form 10-QSB's for the years ended December 31, 2006 and 2005, respectively.

Tax Fees: None

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                        JOYSTAR, INC.

Dated: April 17, 2007                   By:  /s/ William M. Alverson
                                        --------------------------------
                                        William M. Alverson,
                                        Chief Executive Officer
                                        and Secretary

        Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ William M. Alverson           Chief Executive Officer          Date: 4/17/07
------------------------          and Director
   William M. Alverson            (principal executive)

/s/ Jerry Galant                 Chief Financial Officer           Date: 4/17/07
------------------------
   Jerry Galant                  (principal
                                financial officer

/s/ Katherine T. West             Director                         Date: 4/17/07
------------------------
   Katherine T. West


/s/ William Fawcett               Director                         Date: 4/17/07
------------------------
   William Fawcett