Form 10QSB
period 2007-03-31
Joystar Inc
filed 2007-05-15
CIK 1085661

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007

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

Yes [ ]           No [X]


The number of shares of the registrant's common stock as of March 30, 2007:
48,973,918 shares.

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

(a)      Balance Sheets                                                      3
(b)      Statements of Operations                                            4
(c)      Statement of Stockholders' Equity (deficit)                         5
(d)      Statements of Cash Flows                                            6
(e)      Notes to Financial Statements                                       7

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations                   17

Item 3.  Controls and Procedures                                            22

PART II. OTHER INFORMATION                                                  23

Item 1.  Legal Proceedings                                                  23

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        23

Item 3.  Defaults On Senior Securities                                      23

Item 4.  Submission of Items to a Vote                                      23

Item 5.  Other Information                                                  23

Item 6.                                                                     24
(a)      Exhibits
(b)      Reports on Form 8K

SIGNATURES AND CERTIFICATES                                                 25

JOYSTAR, INC.
BALANCE SHEETS

                                                              March 31, 2007   December 31,
2006
                                                               ------------    ------------
ASSETS

Current assets
              Cash and cash equivalents                        $  2,515,208    $  2,102,861
              Accounts receivable                                 3,479,592       2,701,253
              Prepaid expenses                                       76,757          76,757
                                                               ------------    ------------

              Total current assets                             $  6,071,557    $  4,880,871

Property and equipment, net                                         386,651         267,036

Intangible assets, net of amortization                               49,605          50,525
Other assets                                                         18,970          18,970
                                                               ------------    ------------

              Total assets                                     $  6,526,783    $  5,217,402
                                                               ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities

              Accounts payable                                 $  2,799,678    $  1,743,324
                    Deferred Merchant Bookings                      381,143              --
              Accrued salaries                                       81,205          75,770
              Accrued expenses                                      128,865         128,865
              Accrued liabilities                                   653,785         534,491
              Accrued rent                                           35,125          34,825
              Loans from shareholders                                   472             472
              Accrued liability related
              to warrants and stock purchase rights               6,378,587       7,801,193
                                                               ------------    ------------

              Total current liabilities                          10,458,860      10,318,940
                                                               ------------    ------------

Commitments                                                              --              --

Stockholders' equity

             Preferred stock, no par value, 10,000,000
             shares authorized; none issued                              --              --

             Common stock, no par value, 50,000,000
                   shares authorized;
             48,933,404 and 48,772,430 shares issued
                   and outstanding at March 31, 2007
             and December 31, 2006 respectively                  14,170,780      14,071,359

              Stock issued for deferred compensation                (70,000)       (122,500)

              Stock subscribed not issued, 356,000 shares at
              March 31, 2007 and December 31, 2006                  313,501         313,501
              Accumulated (deficit)                             (18,346,358)    (19,363,898)
                                                               ------------    ------------

              Total stockholders' equity (deficit)               (3,932,077)     (5,101,538)
                                                               ------------    ------------

              Total liabilities and stockholders' equity       $  6,526,783    $  5,217,402
                                                               ============    ============

The accompanying notes are an integral part of these financial statements





JOYSTAR, INC.
STATEMENTS OF OPERATIONS

                                                   For the Three Months ended
                                                March 31, 2007    March 31, 2006
                                                 ------------      ------------

Revenue                                          $  2,472,733      $  2,182,672

Operating Expenses:
Selling and marketing                               2,203,781         1,480,238
General and administrative                            682,485         1,128,422
Technology                                             24,815            57,091
                                                 ------------      ------------

Total operating expenses                            2,911,081         2,665,751
                                                 ------------      ------------

Operating loss                                       (438,348)         (483,079)
                                                 ------------      ------------

Other income/(expense)
Interest Income                                        18,624                --
Gain/(Loss)on fair value of warrants
and stock purchase rights                           1,437,264          (940,502)
                                                 ------------      ------------
Other income/(expense)                              1,455,888          (940,502)
                                                 ------------      ------------
Income/(Loss) before income taxes                   1,017,540
Income tax provision                                       --                --
                                                 ------------      ------------
Net Income/(loss)                                $  1,017,540      $ (1,423,581)
                                                 ============      ============

Net Income/(Loss) per share

Basic                                            $       0.02      $      (0.04)
Diluted                                          $       0.02      $      (0.04)
                                                 ============      ============
Weighted average number of
common shares-
Basic                                              48,873,505        37,781,741
Diluted                                            55,107,387        37,781,741
                                                 ============      ============

The accompanying notes are an integral part of these financial statements




JOYSTAR, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Three Months ended March 31, 2007

                                  COMMON STOCK
                                                                   Stock issued       Stock                           Total
                                                                       for          Subscribed                    Stockholders'
                                       Number of                     Deferred          not         Accumulated      Equity
                                        Shares         Amount      Compensation       Issued       (Deficit)       (Deficit)
                                     ------------   ------------   ------------    ------------   ------------    ------------



Balance December 31, 2006              48,772,430   $ 14,071,359   $   (122,500)   $    313,501   $(19,363,898)   $ (5,101,538)
Deferred Compensation Earned                   --             --         52,500              --             --          52,500
Stock Issued for Cash                          --            200             --              --             --             200
Stock Issued for Services                 160,974         86,969             --              --             --          86,969
Share based compensation                       --         12,252             --              --             --          12,252
Net Income                                     --             --             --              --      1,017,540       1,017,540

Balance March 31, 2007 (Unaudited)     48,933,404   $ 14,170,780   $    (70,000)   $    313,501   $(18,346,358)   $ (3,932,077)
                                     ============   ============   ============    ============   ============    ============

The accompanying notes are an integral part of these financial statements.




JOYSTAR, INC.
STATEMENTS OF CASH FLOW
                                                                         For the three months ended
                                                                       March 31, 2007  March 31, 2006
                                                                         -----------    -----------
Cash flows from operating activities
Net Income/ (loss)                                                       $ 1,017,540    $(1,423,575)

Adjustments to reconcile net loss to net cash used in operating activities

Depreciation and amortization                                                 19,885         11,049
Share based compensation                                                      12,252        161,582
Stock issued for services                                                     86,969        155,401
Stock issued for interest
Non-cash expense                                                                  --            102
Changes in assets and liabilities
Increase in prepaid expenses                                                      --        (27,500)
Increase in receivables                                                     (778,339)      (732,867)
Increase in accounts payable                                               1,056,354       (173,459)
Increase in deferred merchant bookings                                       381,143             --
Increase in accrued salaries/rent  and payroll taxes                         125,029        204,306

Increase/(Decrease) in accrued liability relating                         (1,422,606)       940,502
  to warrants and other stock purchase rights
                                                                         -----------    -----------
Net cash used by operations                                                  498,227       (884,465)
                                                                         -----------    -----------

Cash flows from investing activities
Acquisition of property and equipment                                       (138,580)       (54,363)
                                                                         -----------    -----------

Net cash used by investing activities                                       (138,580)       (54,363)

Cash flows from financing activities
Loans from shareholders                                                           --             --
Issuance of common stock for cash                                                200      1,749,102
Stock subscribed but not issued                                                   --             --
                                                                         -----------    -----------

Net cash provided by financing activities                                        200      1,749,102
                                                                         -----------    -----------
Non-cash add-in
Stock issued for deferred compensation                                        52,500
Increase(Decrease) in cash                                                   412,347
                                                                                            810,273
Cash at the beginning of the period                                        2,102,861
                                                                                            218,948
                                                                         -----------    -----------
Cash at the end of the period                                            $ 2,515,208    $ 1,029,120
                                                                         ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Issuance of stock for services                                           $    86,969    $   155,401
Shares issued for deferred compensation                                  $    52,500    $        --
Subscribed shares issued                                                 $        --    $   300,000
Share based compensation                                                 $    12,252    $   161,582

The accompanying notes are an integral part of these financial statements

                                  JOYSTAR, INC.
                          NOTES TO FINANCIAL STATEMENTS
          FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND MARCH 31, 2006

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

Results of operations for the three months ended March 31, 2007 and 2006 are not necessarily indicative of the results that may be expected for any future period. The balance sheet at December 31, 2006 was derived from audited financial statements.

Certain information and footnote disclosures, normally included in financial statements Prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted. These financial statements should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2006.

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

Accounting estimates are an integral part of the financial statements prepared by management and are based on management's current judgments. Those judgments are normally based on knowledge and experience about past and current events and on assumptions about future events. Commission revenue for reservations is paid to the company by the travel suppliers, typically upon completion of the travel associated with the reservation. Because the average time lag between booking date and commission payment date is approximately six months, the company recognizes a reserve against revenues for bookings that may not produce a collectible commission due to possible cancellations or other factors. For the three months ended March 31, 2007 the company recognized a reserve equal to 15% of the gross commissions generated. The company will be monitoring receivables and adjusting the reserve levels on a regular basis, as required.

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

INTANGIBLE ASSET

The Company acquired a client list for $55,125 in order to promote sales. The Company believes that the client list has a minimal useful life of five years and is amortizing it over that time. If it should lose value prior to the five years the Company will write it off earlier. The amortization for the three months ended March 31, 2007 and March 31, 2006 was $920 and $920 respectively.

Management reviews, on an annual basis, the carrying value of its intangible asset in order to determine whether impairment has occurred. Impairment is based on several factors including the Company's projection of future discounted operating cash flows. If an impairment of the carrying value were to be indicated by this review, the Company would perform the second step of the impairment test in order to determine the amount of impairment, if any. There was no impairment charge during the three months ended March 31, 2007 and 2006.

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

ADVERTISING EXPENSE

We incur advertising expense consisting of offline costs, including print advertising, and online advertising expense to promote our brands. We expense the production costs associated with advertisements in the period in which the advertisement first takes place. We expense the costs of communicating the advertisement as incurred each time that the advertisement is shown. We incurred advertising expenses of $122,785 and $57,201 during the three month periods ended March 31, 2007 and 2006, especitvely.

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

EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128 "Earnings Per Share" which requires the Company to present basic and diluted earnings per share, for all periods presented. The computation of loss per common share (basic and diluted) is based on the weighted average number of shares actually outstanding during the period. Diluted earnings per share give effect to all potential dilutive common shares outstanding during the period of computation. The computation of diluted earnings per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings.

The following table reconciles basic earnings per share and diluted earnings per share and the related weighted average number of shares outstanding for the three months ended March 31, 2007:

                          DISCLOSURE FOR RECONCILIATION
                              OF BASIC AND DILUTED
                               EARNINGS PER SHARE

                                               For the Quarter Ended March, 31, 2007
                                               -------------------------------------
                                                   Income       Shares     Per-share
                                                (Numerator)  (Denominator)  Amount
                                                 ----------   ----------   --------
Net income                                       $1,017,540

BASIC EPS
Income available to common stockholders          $1,017,540   48,873,505   $   0.02
                                                                           ========
Options                                                          737,934
Warrants                                                       5,495,948
                                                 ----------   ----------

DILUTED EPS
Income available to common
     stockholders + assumed conversions          $1,017,540   55,107,387   $   0.02
                                                 ==========   ==========   ========

Stock warrants to purchase 1,256,572 shares of common stock at $1.00 per share were outstanding during the quarter ended March 31, 2007 but were not included in the computation of diluted EPS because the warrants' exercise price was greater than the market price of the common shares as of March 31, 2007. The warrants were still outstanding on March 31, 2007 and expire in 2008 and 2011. No vested stock options were outstanding during the quarter for which the exercise price was greater than the market price of the common shares as of March 31, 2007.

ACCRUED LIABILITY RELATED TO WARRANTS AND STOCK PURCHASE RIGHTS

The Company accounts for freestanding derivative financial instruments potentially settled in its own common stock under Emerging Issues Task Force ("EITF") Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." As the Company potentially does not have sufficient authorized shares available to settle its open stock-based contracts, the initial fair value of the applicable contracts (consisting primarily of non-employee stock warrants and rights to purchase common stock- (see Note 5) has been classified as "accrued liability related to warrants and stock purchase rights" on the accompanying balance sheet and measured subsequently at fair value (based on a Black-Scholes computation), with gains and losses included in the statement of operations. The accrued liability has a balance of $6,378,587 at March 31. 2007.

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


4. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                     MARCH 31,     DECEMBER 31,
                                                       2007           2006
                                                     ---------      ---------
         Office furniture/computers                  $ 301,920      $ 211,270
           Booking engine software                      67,265         57,940
           Web sites                                   119,344         80,739
                                                     ---------      ---------

                                                       488,529        349,949
Less: accumulated depreciation                        (101,878)       (82,913)
                                                     ---------      ---------

                                                     $ 386,651      $ 267,036
                                                     =========      =========


5. CAPITAL STOCK

COMMON STOCK

During the three months ended March 31, 2007, the Company issued 160,974 common shares for services for a total of $86,969.

At March 31, 2007 the Company has 13,257,302 warrants outstanding to purchase shares of common stock at exercise prices ranging from $0.35 to $$1.00. The warrants have lives of one to five years remaining.


6. STOCK OPTIONS

The Board of Directors has approved in April, 2003 a Company stock option plan, which was amended by the Company in July, 2003. All the shares (480,000 shares) under 2002 Equity and Stock Option Plan were issued in June, 2003. In July, 2003, the Company approved 2003 Equity Compensation Plan which provides for the grant to directors, officers, employees and consultants of the Company of stock based awards and options to purchase up to an aggregate of 2,500,000 shares of Common Stock. On August 16, 2006 the plan was amended to provide for grants of options stock based awards up to an aggregate of 3,500,000 shares of Common Stock.

On December 13, 2005, the Company authorized for two of its officers to receive 1,500,000 shares of common stock. The shares were valued at $330,000 or $0.22 per share. The shares are considered subscribed and not issued at December 31, 2005. The Company has charged $330,000 to compensation expense during the year ended December 31, 2005.

The following table summarizes activity for all stock options for the period ended March 31, 2007:

                                                           2007
                                               ----------------------------
                                                                  WEIGHTED
                                                                   AVERAGE
                                                                  EXERCISE
                                            NUMBER OF SHARES        PRICE
                                               -----------        ---------

Outstanding, beginning of period                 4,137,600        $    0.53
Granted                                            310,000             1.39
Exercised                                               --               --
Forfeited and expired                                   --               --
                                               -----------        ---------

Outstanding, end of period                       4,447,600        $    0.53
                                               ===========        =========

Options exercisable, end of period                 843,000        $    0.53

Weighted average fair value of
options granted during the year                $      0.09
                                               ===========

The fair value of the stock options granted during the three months ended March 31, 2007 was approximately $27,000 or $0.09 per stock option, and was determined using the Black Scholes option pricing model. The factors used for the three months ended March 31, 2007, were the option exercise price of $0.98 to $1.50 per share, a 5 year life of the options, volatility measure of 47.5%, a dividend rate of 0% and a risk free interest rate of 4.54% for 2007.

The following table summarizes information about stock options outstanding at March 31, 2007, with exercise prices equal to the fair market value on the date of grant with no restrictions on exercisability after vesting:

                           OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                    ----------------------------------                ------------------------------
                                          WEIGHTED-
                                          AVERAGE
                                         REMAINING        WEIGHTED-                      WEIGHTED
                                        CONTRACTUAL       AVERAGE                        AVERAGE
RANGE OF EXERCISE       NUMBER             LIFE          EXERCISE          NUMBER        EXERCISE
      PRICES          OUTSTANDING       (IN YEARS)         PRICE        EXERCISABLE       PRICE
------------------- ----------------- ---------------- -------------- --------------- --------------

 $0.50 to $1.50          4,447,600            4.00     $     0.53            843,000  $     0.53
=================== ================= ================ ============== =============== ==============

As of March 31, 2007, there was approximately $548,000 in unrecognized compensation cost related to unvested stock options. The amount unrecognized compensation cost will be recognized over its weighted average life of approximately four years.


7. INCOME TAXES

The components of the deferred tax asset are as follows:

                                                MARCH 31,        DECEMBER 31,
                                                  2007               2006
                                               -----------       ------------
         Deferred tax assets:
         Net operating loss carry-forward      $4,815,000        $ 4,629,000
         Less: valuation allowance             (4,815,000)        (4,629,000)
                                               -----------       ------------

         Net deferred tax assets               $       --        $        --
                                               ===========       ============


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
                                            ===========

Rental expense was $21,586 and $60,792 for the quarters ended March 31, 2007 and 2006, respectively.

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

THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2006

GROSS TRAVEL BOOKINGS

      Gross travel bookings for the three months ended March 31, 2007 increased to $24,216,139 compared to $18,036,630 for the three months ended March 31, 2006. Gross travel bookings refers to the total dollar value, inclusive of all taxes and fees, of all travel services purchased by consumers. The term "gross travel bookings" is a "non-GAAP financial measure, as such term is defined by the Securities and Exchange Commission, and may differ from non-GAAP financial measures used by other companies. The measure of "gross travel bookings" is in no way derived from the financial statements. Revenue recorded in the Company's financial statements represents a percentage of commissions or ticketing fees paid by travel suppliers on travel bookings, membership services revenue and override commissions from travel suppliers. The Company believes that the measure "gross travel bookings" is useful for investors to evaluate the Company's future ongoing performance because they enable a more meaningful comparison of the activity levels of the Company's travel agent network with its historical results from prior periods.

REVENUE

      Revenues for the three months ended March 31, 2007 increased to $2,472,733 compared to $2,182,672 for the three months ended March 31, 2006.

      The increase in both gross travel bookings and revenues are due to continued substantial growth of our travel agent network and higher preferred supplier commission levels. Offsetting these increases was the fact that the company took a reserve against revenues of 15% in the three months ended March 31, 2007 while no reserve was taken in the three months ended March 31, 2006. See the discussion of reserves in Note 2 to the Financial Statements.

SELLING AND MARKETING

      Selling and marketing expenses relate to direct advertising and distribution expense, including traffic generation from Internet, search engines, private label and affiliate programs. The remainder of the expense relates to personnel costs, including staffing in our Agent Support Services and Preferred Supplier Relations to enhance supplier commission levels.

      Marketing and sales expenses for the three months ended March 31, 2007 were $2,203,781 compared to $1,480,238 for the three months ended March 31, 2006. The increase of $723,543 was primarily due to the increased payments to our travel agents as a result of their increased sales levels. Selling and marketing expenses relate to travel agent commissions, direct advertising and distribution expense, including traffic generation from Internet, search engines, private label and affiliate programs.

GENERAL AND ADMINISTRATIVE

      General and Administrative expenses for the three months ended March 31, 2007 decreased to $682,485 from $1,128,422 for three months ended March 31, 2006. The decrease was primarily due to reductions in compensation, professional fees, telephone and travel expenses. We expect absolute amounts spent on corporate personnel and professional service to increase over time as we develop new business units requiring additional headcount and continue incurring incremental costs associated with being a public company.

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

      Technology and content expenses for the three months ended March 31, 2007 were $24,815. Given the increasing complexity of our business, geographic expansion, increased supplier integration, service-oriented architecture improvements and other initiatives, we expect absolute amounts spent in technology and content to increase over time. The Company recently hired a Chief Technology Officer.

ACCRUED LIABILITY RELATED TO WARRANTS AND STOCK PURCHASE RIGHTS

      The Company accounts for freestanding derivative financial instruments potentially settled in its own common stock under Emerging Issues Task Force ("EITF") Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." As the Company potentially does not have sufficient authorized shares available to settle its open stock-based contracts, the initial fair value of the applicable contracts (consisting primarily of non-employee stock warrants and rights to purchase common stock) (see Note 5) has been classified as "accrued liability related to warrants and stock purchase rights" on the accompanying balance sheet and measured subsequently at fair value (based on a Black-Scholes computation), with gains and losses included in the statement of operations. The accrued liability has a balance of $6,387,587 as of March 31, 2007.

      Net other income for the three months ended March 31, 2007 was $1,422,606 Compared to an expense of $(940,502) in the three months ended March 31, 2006. This change was primarily due a reduction in the Accrued Liability Related to Warrants and Stock Purchase Rights.

      The Company left development stage as of January 1, 2005 when it started to make substantially more sales.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's cash balance increased to $2,515,208 at March 31, 2007 as compared to $2,102,861 at December 31, 2006. The Company has recovered cash from trade accounts receivable. During the three months ended March 31, 207 the Company issued $86,969 in shares for services

PROFITABILITY/LOSS

      Net income for the three months ended March 31, 2007 was $1,017,540 compared to a net loss of $1,423,575 for the three months ended March 31, 2006.

      The increase in net income was due to a reduction in the provision of the accrued liability of related to warrants and stock purchase rights. The Company's operating loss for the three months ended March 31, 2007 was $438,348 compared to an operating loss of $480,379 for the three months ended March 31, 2006.

      Our business continues to be dominated by complex leisure travel. Commission revenue for these types of bookings is paid to the company by travel suppliers, typically upon completion of the travel. Because the average time lag between booking travel and receiving the commission is approximately six months, we determined it prudent to recognize a reserve against revenues for the possibility of cancellations or other factors. Therefore, we recognized a reserve equal to 15% of the gross commissions generated for the three months ended March 31, 2007. The company will be monitoring receivables and adjusting the reserve levels on a regular basis, as required.


Item 3.  Controls and Procedures

         Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of March 31, 2007, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

         During the quarter ended March 31, 2007, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal proceedings


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2007, the Company issued 20,000 shares of common stock valued at an average purchase price of $0.95 per share and 6,250 shares of common stock valued at $0.98 per share to employees for services rendered.

The shares of the Company's common stock were issued and sold in reliance upon the exemption provided by Section 4(2) and/or Regulation D of the Securities Act of 1933.


Item 3. Defaults on Senior Securities                                       NONE

Item 4. Submission of Items to a Vote

On January 23, 2007, a majority of the shareholders of the Company representing not less than 27,197,842 shares of the 48,928,974 shares outstanding of the common stock or 55.58% have consented in writing to change the Company's name to Travelstar, Inc. and to increase the authorized capital of the Company to 210 million shares consisting of 200 million shares of common stock and 10 million shares of preferred stock. Such approval and consent constitute the approval and consent of a majority of the total number of shares of outstanding of common stock and are sufficient under the California General Corporation Law and the Company's Bylaws to approve the above actions.

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

      * Exhibit 10.5       Agreement for the purchase and sale of assets between
                           Vacation and Cruise Resources, Inc. and Joystar, Inc.
                           dated August 11, 2005.

      *  Exhibit 10.6       Employment Agreement with William M. Alverson.

        Exhibit 31.1       Certification of Chief Executive Officer Pursuant to
                           Section 302 of the Sarbanes-Oxley Act

        Exhibit 31.2       Certification of Chief Financial Officer Pursuant to
                           Section 302 of the Sarbanes-Oxley Act

        Exhibit 32.1       Certification of Chief Executive Officer Pursuant to
                           Section 906 of the Sarbanes-Oxley Act
        Exhibit 32.2       Certification of Chief Financial Officer Pursuant to
                           Section 906 of the Sarbanes-Oxley Act

b) Reports on 8K during the quarter:

     Form 8-K filed on March 21, 2007.

     * Previously filed with the Securities and Exchange Commission.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           JOYSTAR, INC.
Date: May 15, 2007
                                           By: /s/ William Alverson
                                               ---------------------------------
                                               Chief Executive Officer

                                           By: /s/ Jerry Galant
                                               ---------------------------------
                                               Chief Financial Officer