Form 10KSB/A
period 2006-12-31
Travelstar, Inc.
filed 2007-08-01
CIK 1085661

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

                        Commission File Number: 000-25973

                                TRAVELSTAR, INC.
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

                         Common Stock, No Par Value

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

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 16, 2007 was $25,126,785 based upon the market price of the registrant's Common Stock of $0.74 as of July 16, 2007.

The number of the Company's shares of Common Stock outstanding as of July 16, 2007 was 49,137,443. The registrant has no outstanding non-voting common equity.

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [X]

                                TRAVELSTAR, INC.
                            FORM 10-KSB ANNUAL REPORT
                 AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2006
                                TABLE OF CONTENTS

Forward-Looking Statements

                                     PART 1
Item 1.     Description of Business                                           3
Item 2.     Description of Property                                          20
Item 3.     Legal Proceedings                                                21
Item 4.     Submission of Matters to a Vote of Security Holders              21

                                     PART II

Item 5.     Market for Common Equity, Related Stockholder Matters and
             Small Business Issuer Purchases of Equity Securities            21
Item 6.     Management's Discussion and Analysis or Plan of Operation        24
Item 7.     Financial Statements                                             29
Item 8.     Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure                                       30
Item 8A.    Controls and Procedures                                          30
Item 8B.    Other Information                                                30
                                    PART III

Item 9.     Directors and Executive Officers of the Registrant               30
Item 10.    Executive Compensation                                           32
Item 11.    Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters                     33
Item 12.    Certain Relationships and Related Transactions                   34
Item 13.    Exhibits                                                         34
Item 14.    Principal Accountant Fees and Services                           34

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


MANAGEMENT OVERVIEW

  GENERAL DESCRIPTION OF OUR BUSINESS

      Travelstar, Inc., a California corporation ("Travelstar", "we" or the "Company") sells complex leisure travel including cruises, vacations and group travel through a rapidly expanding virtual network of leisure travel agents. We empower thousands of travel agents with the tools and information they need to efficiently research, plan, book and extraordinary travel experiences. Through our Travelstar branded, co-branded and private label websites, we offer travelers real time access and booking capabilities to every major airline, lodging property, car rental company, vacation provider, and cruise line in the world. We are one of the leading host agencies in the world with over 4000 professional travel agents in our network. Our brands include: Joystar Travel Network, VacationCompare.com, and Travelstar.com.

      We are uniquely positioned to capitalize on our early mover advantage and brand strength as the premier host travel agency in the travel industry. The virtual travel agency model is expanding rapidly as travel agency owners and individual agents switch from bricks & mortar models to virtual, hosted operations. The migration of the existing travel agency community which sells billions of dollars of complex travel annually, combined with the emergence of new entrants attracted to the prospect of owning and operating a home based travel business represents an especially large opportunity for Travelstar.

RECENT DEVELOPMENTS

JUNE 2007 AMENDMENTS TO ARTICLES OF INCORPORATION

      On June 21, 2007, we filed a certificate of amendment to our Articles of Incorporation. The amendment changed the name of the Company from "Joystar, Inc." to "Travelstar, Inc." The amendment also increased our authorized capital from 50,000,000 shares of common stock to 200,000,000 shares of common stock. The amendment was approved by our Board of Directors and by written consent of the majority of shareholders.


  OUR BRANDS

      JOYSTAR TRAVEL NETWORK. We specialize in selling cruises and vacation packages, through a national sales force of over 4000 virtual agents, as well as co-branded and private label travel websites. We provide our agents with the technology, marketing tools, on-demand training, mentoring programs and expert support services so they can concentrate on building their business and creating customer loyalty. This business model has allowed Travelstar to achieve significant growth since our launch in late 2004. Our investments in infrastructure, technology and automation have created a scalable environment for continued rapid growth.

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

BUSINESS STRATEGY

      Our goal is to build the largest leisure travel agency in the world. To accomplish this, we have fueled our organic growth by creating innovative programs designed to attract and retain the industry's best and brightest travel sellers. We began developing our technology infrastructure and hosting service capabilities for the professional travel agent community in 2004. Today, the Joystar Travel Network consists of over 4000 full-time and part-time leisure travel agents who primarily sell cruises and vacations.

      We believe we are uniquely positioned to capitalize on our brand strength as a host agency in the rapidly emerging virtual travel agency model. The potential for this business continues to expand as travel agents switch to virtual and hosted operations. The migration of the existing travel agency community to this new way of doing business, combined with the emergence of new entrants to the industry represents an especially large opportunity for Travelstar in both revenue from travel bookings and from the set-up, monthly and annual renewal fees generated from our hosting services.

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

      DISTRIBUTION PARTNERS. GDS, also referred to as computer reservation services, provide a centralized, comprehensive repository of travel suppliers "content" -- such as availability and pricing of travel products. The GDSs act as intermediaries between the travel suppliers and online and offline travel agencies, allowing agents to reserve and book cruises, rooms or other travel products. We use Amadeus as our primary GDS for our travel websites and offer our travel agents GDS access via Amadeus and Sabre.

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

      Our marketing channels primarily include travel agent, business opportunity seeker and traveler email communications, search engine marketing and online and offline advertising. We have agreements with affiliate partners and our network of travel agents pursuant to which we pay a commission for bookings. Travel agents and affiliate partners can make travel products and services available through Travelstar- branded, co-branded or their own private label agreements.

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

ADDITIONAL INFORMATION

      COMPANY WEBSITE AND PUBLIC FILINGS. The information on our company website (www.travelstar.com), as well as the websites of our brands, is not incorporated by reference in this Annual Report on Form 10-KSB, or in any other filings with, or in any information furnished or submitted to, the Securities and Exchange Commission ("SEC").

      We make available, free of charge through our website, our Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB and Current Reports on Form 8-K filed or furnished pursuant to Sections 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after they have been electronically filed with, or furnished to, the SEC.

      CODE OF ETHICS. We posted our code of business conduct and ethics, which applies to all employees, including all executive officers and senior financial officers and directors, on www.travelstar.com. Our code of business conduct and ethics complies with Item 406 of SEC.

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

      CURRENT US FEDERAL PRIVACY REGULATION. Increasing concern over consumer privacy, including regulations related to the use of the Internet for conducting transactions and electronic commerce, has led to the introduction of proposed legislation at the federal level. The most far-reaching of these current laws are focused on financial institutions, health care providers, and companies that voluntarily solicit information form children. For businesses that operate online such as Travelstar, the Unsolicited Electronic Mail Act of 1999 has been enacted to protect individuals, families, and internet service providers form unsolicited and unwanted electronic mail, commonly referred to as spamming. Additionally, the Federal Trade Commission has a role in consumer privacy protection and is involved with related enforcement activities.

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

      In addition, our future success will depend on the performance of our senior management and key employees, many of whom joined Travelstar recently. Travelstar cannot ensure that it will be able to retain the services of any member of our executive management, senior management or key employees, the loss of whom could seriously harm our business. In addition, competition for well-qualified employees in all aspects of our business, including software engineers and other technology professionals, is intense. Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate our existing employees. If we do not succeed in attracting well-qualified employees or retaining or motivating existing employees, our business would be adversely affected.

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

ESTABLISHING, MAINTAINING AND ENHANCING OUR BRAND WILL BE A CRITICAL ASPECT OF OUR EFFORTS TO ATTRACT AND EXPAND OUR ONLINE TRAFFIC.

      We believe that establishing, maintaining and enhancing our brand will be a critical aspect of our efforts to attract and expand our online traffic. The number of Internet sites that offer competing services, many of which already have well-established brands in online services or the travel industry generally, increases the importance of establishing and maintaining brand recognition. Promotion of the Travelstar brand will depend largely on our success in providing a high-quality travel agent hosting experience and high level of customer service. In addition, to attract and retain travel agents and customers and to respond to competitive pressures, we intend to increase our spending substantially on marketing and advertising with the intention of expanding our brand recognition. However, we cannot assure you that these expenditures will be effective to promote our brand or that our marketing efforts generally will achieve our goals.

      If we are unable to provide high-quality hosting services or customer support, if we fail to promote and maintain our brand or if we incur excessive expenses in these efforts, our business, operating results and financial condition would be materially adversely affected. If we are unable to introduce and sell new products and services, our business may be harmed.

      We need to broaden the range of travel products and services and increase the availability of products and services that we offer in order to enhance our service. We will incur substantial expenses and use significant resources trying to expand the range of products and services that we offer. However, we may not be able to attract sufficient travel suppliers and other participants to provide desired products and services to our consumers. In addition, consumers may find that delivery through our service is less attractive than other alternatives. If we launch new products and services and they are not favorably received by consumers, our reputation and the value of the Travelstar brand could be damaged.

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

      Mr. William Mr. Alverson, our chief executive officer and director, and Ms. Katherine T. West control approximately 32.28% of our issued and outstanding shares of common stock the interests of Mr. Alverson and Ms. West may not be, at all times, the same as those of other shareholders. Since Mr. Alverson and Ms. West are not simply passive investors but are also our executive officer and two directors, their interests as an executive and a director, at times, be adverse to those of passive investors. Where those conflicts exist, our shareholders will be dependent upon Mr. Alverson and Ms. West exercising, in a manner fair to all of our shareholders, their fiduciary duties as an officer and/or as a member of our board of directors. Also, Mr. Alverson and Ms. West will have the ability to significantly influence the outcome of most corporate actions requiring shareholder approval, including any potential merger of Travelstar with or into another company, the sale of all or substantially all of our assets and amendments to our articles of incorporation. This concentration of ownership with Mr. Alverson and Ms. West may also have the effect of delaying, deferring or preventing a change in control of Travelstar which may be disadvantageous to minority shareholders.

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

      Although our common stock trades on the Over-the-Counter Bulletin Board (the "OTCBB"), a regular trading market for the securities may not be sustained in the future. The NASD has enacted recent changes that limit quotations on the OTCBB to securities of issuers that are current in their reports filed with the Securities and Exchange Commission. The effect on the OTCBB of these rule changes and other proposed changes cannot be determined at this time. The OTCBB is an inter-dealer, Over-The-Counter market that provides significantly less liquidity than the NASD's automated quotation system (the "NASDAQ Stock Market"). Quotes for stocks included on the OTCBB are not listed in the financial sections of newspapers as are those for The Nasdaq Stock Market. Therefore, prices for securities traded solely on the OTCBB may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original offering price or at any price. Market prices for our common stock will be influenced by a number of factors, including:

      o     the issuance of new equity securities;
      o     changes in interest rates;
      o competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
      o     variations in quarterly operating results;
      o     change in financial estimates by securities analysts;
      o     the depth and liquidity of the market for our common stock;
      o investor perceptions of our company and the technologies industries generally; and
      o     general economic and other national conditions.

      The limited public market and trading market may cause volatility in the market price of our common stock.

      Our common stock is currently traded on a limited basis on the OTCBB under the symbol "TVLS.OB" The quotation of our common stock on the OTCBB does not assure that a meaningful, consistent and liquid trading market currently exists, and in recent years such market has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies like us. Our common stock is thus subject to volatility. In the absence of an active trading market:

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

Item 3.  LEGAL PROCEEDINGS
         -----------------

      In the ordinary course of business, Travelstar may be party to legal proceedings and claims involving property, personal injury, contract, alleged infringement of third party intellectual property rights and other claims. The amounts that may be recovered in such matters may be subject to insurance coverage.

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

                                     PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

PUBLIC MARKET

      Our common stock has been quoted on the OTC Bulletin Board under the symbol "JYSR.OB." We filed a certificate of amendment to our articles of incorporation of June 21, 2007, changing the name of the Company from "Joystar, Inc." to "Travelstar, Inc." Pursuant to the name change, our trading symbol on the OTC Bulletin Board is "TVLS.OB". There were 140 shareholders of record as of July 16, 2007. The closing market price of the Company's common stock as of July 16, 2007 was $0.74.

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

      During the three months ended September 30, 2006, the Company issued 82,439 common shares for services for a total of $69,394, plus deferred compensation of $54,000, $420,000 of which had been previously subscribed. The Company also issued 987,143 common shares for cash received of $520,553.

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

      As of July 18, 2005, Travelstar, Inc. sold in its private placement of up to $1,100,000, a total of 2,082,143 shares of its common stock, no par value per share, at a purchase price of $0.35 per share to institutional and accredited investors. Additionally, William M. Alverson, the Company's CEO and one other officer and director converted their respective loans to the Company totaling $575,000 to equity under the same terms. In addition to common stock shares, each subscriber received one warrant to purchase the Company's common stock for each two shares purchased. The warrants have the exercise price of $0.50 per share and expire in five years from the date of issuance. The warrants are subject to call provisions as described in the warrant agreement. The subscribers have certain registration rights to register the shares and the warrants purchased in the placement. The Company paid 10% commission payable in cash and broker warrants to First Montauk Securities Corp. of Red Bank, New Jersey, member NASD, who acted as a selling agent for the financing. The Company received a total net proceeds of $728,750, after deducting the legal fees and commissions, and eliminated the existing shareholders' loans in the total amount of $575,000. The net proceeds were used by the Company for working capital purposes.

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

OVERVIEW

      Travelstar, Inc. sells complex leisure travel products through our virtual network of travel agents, company branded and private label websites. We empower travel entrepreneurs and leisure travelers with the tools and information they need to efficiently research, plan, and book travel. The effect of having such a massive and growing network of independent and home-based travel retailers all booking under the Travelstar Agency umbrella is significantly increasing our sales and revenue, and building strong brand recognition.

      We refer to Travelstar, Inc. and its brands collectively as "Travelstar," the "Company," "us," "we" and "our" in this management's discussion and analysis of financial condition and results of operations. For additional information about our brands, see the disclosure set forth in Part I, Item 1, Business, under the caption "Management Overview."

      Tens of thousands of travel agents who are closing their storefront agencies and moving to a home-based operation are creating a value migration in the rapidly emerging host travel agency model. Because of our strong value proposition, we have been very successful in attracting profession travel agents and at the same time, eroding our competitors' market share. Since going to market with our hosting programs in August 2004, Travelstar has signed up over 5,000 travel agents making it one of the fastest growing and largest leisure travel network in the industry.

      Throughout 2006, Travelstar's commission levels with our preferred suppliers increased substantially. With the acquisition of the Miami Cruise Center, the enhanced commission levels that Travelstar offers travel agents are some of the highest in the industry.

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

      We also intend to continue innovating on behalf of our preferred supplier partners. As an example, we launched Starbase, a customer relationship management system for our agents to better manage their businesses. Starbase streamlines the interaction and booking process between our agents, customers and suppliers. Through this "direct connect" technology, our agents can complete the booking process with some of our cruise lines and vacation suppliers easier and in a more cost effective for our suppliers. It also automatically notifies Travelstar's internal accounting of bookings and cancellations and provides agents with real time commission tracking. In the absence of this direct connect technology, these processes are completed manually via a proprietary extranet.

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

      Marketing and sales expenses for the year ended December 31, 2006 were $5,466,958 compared to $1,853,353 for the year ended December 31, 2005. The increase of $3,613,605 was primarily due to the increased payments to our travel agents as a result of their increased sales levels. Selling and marketing expenses relate to travel agent commissions, direct advertising and distribution expense, including traffic generation from Internet, search engines, private label and affiliate programs. The remainder of the expense relates to personnel costs, including staffing in our agent support services and preferred supplier relations.

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

ACCRUED LIABILITY RELATED TO WARRANTS AND STOCK PURCHASE RIGHTS

      The Company accounts for freestanding derivative financial instruments potentially settled in its own common stock under Emerging Issues Task Force ("EITF") Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." As the Company potentially does not have sufficient authorized shares available to settle its open stock-based contracts, the initial fair value of the applicable contracts (consisting primarily of non-employee stock warrants and rights to purchase common stock- (see Note 5) has been classified as "accrued liability related to warrants and stock purchase rights" on the accompanying balance sheet and measured subsequently at fair value (based on a Black-Scholes computation), with gains and losses included in the statement of operations. The factors used for the year ended December 31, 2006 were the option exercise price of $0.50 to $1.15 per share, a 2 year life of the options, volatility measure of 85%, a dividend rate of 0% and a risk free interest rate ranging from 4.28% to 4.95% for 2006. The accrued liability has a balance of $7,801,193 at December 31. 2006.

      Net other income for the year ended December 31, 2006 was $5,312 compared to an expense of $9,641 in the year ended December 31, 2005. This change was primarily due to the elimination of interest expense as the loans from two officers were repaid.

      The Company left development stage as of January 1, 2005 when it started to make substantially more sales.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's cash balance increased to $2,102,861 at December 31, 2006 as compared to $218,948 at December 31, 2005.The Company has funded certain expenses by issuing shares for compensation and services. During the year ended December 31, 2006 the Company issued $1,213,501 in shares for services.

PROFITABILITY/LOSS

      Net loss for the year ended December 31, 2006 was $10,648,509 compared to a net loss of $3,885,479 for the year ended December 31, 2005.

      The increase in net loss was primarily due to the provision of the accrued liability of $7,801,193 related to warrants and stock purchase rights. The Company's operating loss for the year ended December 31, 2006 was $2,852,628 Compared to an operating loss of $3,875,838 for the year ended December 31, 2005.

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

o Travelstar's Block Group Cruise Space program grew to over 25,000 cabins across 12 major cruise lines. Travelstar travel agents and clients can take advantage of inventories, favorable pricing, availability and amenities that may not be available through other sales channels.

o Travelstar's gross bookings surpassed $65 million. High-revenue margin cruises and vacation packages represent 90% of the Company's sales with a large portion of the growth coming from its group and incentive travel division.

o Travelstar signed a distribution agreement with Amadeus, a global leader in technology and distribution solutions for the travel and tourism industry. The relationship provides Travelstar's network of travel agency partners and clients with access to more than 95% of the world's scheduled airline seats; 56,700 hotel properties; 42 car rental companies and other provider groups including cruise, ferry, rail, insurance and tour operators.

o Travelstar listed as "Host with The Most" by James Shillinglaw,
Editor-in-Chief of leading travel industry trade, Agent @ Home Magazine.

o Travelstar recognized as a Carnival Cruise Lines National Account, Celebrity and Royal Caribbean International Key Account; a Regent Seven Seas Cruises Top account; a Cunard Inner Circle Agency; a Princess I-Excel Agency. These preferred supplier relationships give Travelstar access to top account commission levels and special promotions.

o Travelstar recognized for its sales performance and inducted into Norwegian Cruise Line's Captain's Club Agency program. Benefits of the expanded relationship include top account commission levels and special promotions.

o Travelstar signed an agreement with Holland America Line offering the Company top account commission levels and special promotions. Travelstar's relationship with the cruise line continues under the banner of a Holland America Centurion Agency.

o Travelstar rewarded with an increase in commission levels and special promotions by Oceania Cruises. Travelstar is one of Oceania's valued travel agency partners and is considered a top producer.

o Travelstar achieved exclusive Club 500 status with Funjet Vacations based on sales production through the Company's network of professional sellers of travel. Funjet Vacation is the flagship brand of the Mark Travel Corporation.

o Travelstar formed a strategic partnership with Bedsonline to promote the company's 20,000 plus hotel and accommodation types. The program includes national account commission levels, automation and marketing initiatives.

o Travelstar attains Crystal Apple status, the highest level with Apple
Vacations.

o Travelstar receives Star Award from Sandals for 2006 production levels.

o Travelstar recognized by Travel Impressions, a wholly owned subsidiary of American Express, as "Best of the Best" travel agency partner.

o Travelstar acknowledged as "Top 200" travel agencies by Classic Vacations, a subsidiary of Expedia, Inc.

o Travelstar recognized as a Premiere Agency Partner by The Globus family of brands

Item 7. FINANCIAL STATEMENTS
        --------------------

      The financial statements of the Company required to be included in Item 7 are listed in this index, and follow this page:

         Report of Independent Certified Public Accountant            F-1

         Financial Statements
           Balance Sheets                                             F-2
           Statements of Operations                                   F-3
           Statement of Shareholders' Equity (Deficit)                F-4

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

                                               /s/ Mendoza Berger & Company, LLP
                                               ---------------------------------
                                               Irvine, California
                                               April 18, 2007


Joystar, Inc.
Balance Sheets

                                                              December 31,    December 31,
                                                                 2006            2005
                                                             ------------     -----------
ASSETS

Current assets
Cash and cash equivalents                                    $  2,102,861    $    218,948
Accounts receivable                                             2,701,253         398,827
Prepaid expenses                                                   76,757          48,572
                                                             ------------    ------------

Total current assets                                            4,880,871         666,347

Property and equipment, net                                       267,036         138,723

Intangible assets, net of amortization                             50,525          54,205
Other assets                                                       18,970              --
                                                             ------------    ------------

Total assets                                                 $  5,217,402    $    859,275
                                                             ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities

Accounts payable                                             $  1,743,324    $    520,457
Accrued salaries                                                   75,770          46,786
Accrued expenses                                                  128,865         128,865
Accrued liabilities                                               534,491         412,258
Accrued rent                                                       34,825          35,000
Loans from shareholders                                               472             472
Accrued liability related
to warrants and stock purchase rights                           7,801,193              --
                                                             ------------    ------------

Total current liabilities                                      10,318,940       1,143,838
                                                             ------------    ------------

Commitments                                                            --              --

Stockholders' equity (deficit)

Preferred stock, no par value, 10,000,000
shares authorized; none issued                                         --              --

Common stock, no par value, 50,000,000 shares authorized;
48,772,340 and 34,103,309 shares issued and outstanding at
December 31, 2006 and December 31, 2005 respectively           14,071,359       7,952,026

Stock issued for deferred compensation                           (122,500)       (356,000)

Stock subscribed not issued, 356,000 shares at
December 31, 2006 and 2,584,476 shares at
December 31, 2005 respectively                                    313,501         834,800

Accumulated (deficit)                                         (19,363,898)     (8,715,389)
                                                             ------------    ------------

Total stockholders' equity (deficit)                           (5,101,538)       (284,563)
                                                             ------------    ------------

Total liabilities and stockholders' equity (deficit)         $  5,217,402    $    859,275
                                                             ============    ============


The accompanying notes are an integral part of these financial statements





JOYSTAR, INC.

STATEMENTS OF OPERATIONS

For the Years ended                            December 31,        December 31,
                                                  2006                  2005
                                              ------------         ------------
Revenue                                       $  6,932,277         $  1,942,526

Selling and marketing                            5,466,958            1,853,353
General and administrative                       4,119,326            3,687,826
Technology                                         198,621              277,185
                                              ------------         ------------

Total operating expenses                         9,784,905            5,818,364
                                              ------------         ------------

Operating loss                                  (2,852,628)          (3,875,838)
                                              ------------         ------------

Other income/(expense)                               5,312               (9,641)
Loss on fair value of warrants
and stock purchase rights                       (7,801,193)                  --
                                              ------------         ------------
Other income/(expense)                          (7,795,881)              (9,641)
                                              ------------         ------------
Loss before income taxes                       (10,648,509)          (3,885,479)
Income tax provision                                    --                   --
                                              ------------         ------------
Net loss                                      $(10,648,509)        $ (3,885,479)
                                              ============         ============

Loss per share- basic
and diluted                                   $      (0.25)        $      (0.14)
                                              ============         ============

Weighted average number of
common shares-
basic and diluted                               42,493,109           27,579,406
                                              ============         ============


The accompanying notes are an integral part of these financial statements







JOYSTAR, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                     COMMON STOCK
                                               --------------------------  Stock issued     Stock                          Total
                                                                               for        Subscribed                   Stockholders'
                                                Number of                    Deferred        not         Accumulated       Equity
                                                 Shares        Amount      Compensation     Issued        (Deficit)      (Deficit)
                                               -----------   -----------   ------------   -----------   ------------    -----------
Balance at December 31, 2004                    23,228,633    $4,178,663   $  (621,250)      $794,800    $(4,829,910)     $(477,697)

Stock issued for services                        4,430,077     1,379,606            --             --             --      1,379,606
Stock issued for cash                            4,664,213     1,748,632            --       (590,000)            --      1,158,632
Stock issued for note payable to shareholder     1,043,911       365,359            --             --             --        365,359
Stock issued for accrued payroll                   571,429       200,000            --             --             --        200,000
Stock issued for interest                           27,546         9,641            --             --             --          9,641
Stock issued for assets                            137,500        70,125            --             --             --         70,125
Subscribed stock not issued to officers
(1,500,000 shares)                                      --            --            --        330,000             --        330,000
Subscribed stock not issued (857,143 shares)            --            --            --        300,000             --        300,000
Deferred compensation earned                            --            --       265,250             --             --        265,250
Net loss                                                --            --            --             --     (3,885,479)    (3,885,479)
                                               -----------   -----------   ------------   -----------   ------------    -----------
Balance December 31, 2005                       34,103,309   $ 7,952,026   $  (356,000)   $   834,800    $(8,715,389)   $  (284,563)


Stock issued for services                        3,630,814     1,617,501            --      (414,000)             --      1,203,501
Stock issued for cash                           11,038,307     4,233,896            --      (303,000)             --      3,930,896
Subscribed stock not issued to
  officers (685,965 shares)                             --          --              --        195,500             --        195,500
Subscribed stock (400 shares)                           --            --            --            201             --            201
Deferred compensation earned                            --            --       233,500             --             --        233,500
Share based compensation                                --       267,936            --             --             --        267,936
Net loss                                                --            --            --             --     (10,648,509)  (10,648,509)
                                               -----------   -----------   ------------   -----------    ------------   -----------
Balance December 31, 2006                      48,772,430    $14,071,359   $  (122,500)   $   313,501    $(19,363,898)  $(5,101,538)
                                               ===========   ===========   ============   ===========    ============   ===========


The accompanying notes are an integral part of these financial statements.







JOYSTAR, INC.
STATEMENTS OF CASH FLOWS

                                                                          For the year    For the year
                                                                             ended           ended
                                                                          December 31,    December 31,
                                                                               2006           2005
                                                                         -------------   -------------
Cash flows from operating activities
Net loss                                                                 $(10,648,509)   $ (3,885,479)

Adjustments to reconcile net loss to net cash used in operating activities

Depreciation and amortization                                                  57,618          18,522
Deferred compensation                                                         233,500         265,250
Share based compensation                                                      267,936              --
Stock issued for services                                                   1,203,501       1,379,606
Stock issued for interest                                                          --           9,641
Stock subscribed for compensation                                             195,500         330,000

Changes in assets and liabilities
Increase in prepaid expenses                                                  (28,185)        (35,572)
Increase in receivables                                                    (2,302,426)       (395,462)
Increase in other assets                                                      (18,970)            -
Increase in accounts payable                                                1,222,867         375,121
(Decrease)Increase in accrued expenses                                           (175)        128,865
Increase in accrued salaries and payroll taxes                                151,217         283,036
Increase in accrued liability relating
to warrants and other stock purchase rights                                 7,801,193              --
                                                                         ------------    ------------
Net cash used by operations                                                (1,864,933)     (1,526,472)
                                                                         ------------    ------------

Cash flows from investing activities
Acquisition of property and equipment                                        (182,251)       (103,078)
                                                                         ------------    ------------

Net cash used by investing activities                                        (182,251)       (103,078)

Cash flows from financing activities
Loans from shareholders                                                            --        (259,362)
Issuance of common stock for cash                                           3,930,896       1,158,632
Stock issued for notes payable to shareholders                                                365,359
Stock subscribed but not issued                                                   201         300,000
                                                                         ------------    ------------

Net cash provided by financing activities                                   3,931,097       1,564,629
                                                                         ------------    ------------

Increase(Decrease) in cash                                                  1,883,913         (64,921)
Cash at the beginning of the year                                             218,948         283,869
                                                                         ------------    ------------
Cash at the end of the year                                              $  2,102,861    $    218,948
                                                                         ============    ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Issuance of stock for services                                           $  1,203,501    $  1,379,606
Shares issued for shareholder loan                                       $         --    $    365,359
Shares issued for interest                                               $         --    $      9,641
Shares issued for fixed assets and customer list                         $         --    $     70,125
Subscribed shares issued                                                 $         --    $    590,000
Subscribed shares issued to officers                                     $    195,500    $    330,000
Share based compensation                                                 $    267,936              --
Deferred compensation                                                    $    233,500    $    265,250


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

The Company recognizes revenue for additional payments from travel suppliers that are commonly referred to as "overrides" or "co-op marketing dollars". Typically these payments are contingent upon the Company producing a certain threshold level of bookings or sales with these suppliers. The Company monitors agreements that it has with various suppliers.

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

The Company receives overrides from certain travel suppliers in the form of commissions as well as co-op marketing earnings based on the Company's gross travel bookings with the supplier, recognized each period based upon the Company's actual attainment of predetermined target sales levels.

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

ACCOUNTS RECEIVABLE

Accounts Receivable primarily consist of commissions due from travel suppliers for reservations made by the Company's travel agents. The Company recognizes revenue and books a receivable in the quarter when the reservation has been made by the travel agent. Typically travel suppliers pay commissions after the travel has been completed.

The amount reflected as of December 31, 2006 represents the net amount that the Company believes is collectible as of that date, based on an analysis of our collection experience in 2006 and anticipated collections in 2007.

During the first three months of 2007 the Company collected commissions of approximately $1,300,000, principally consisting of receivables generated during 2006.

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

The Company adopted FAS 123R using the modified prospective transition method. Under this method, compensation cost recognized in the year ended December 31, 2006 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. During the year ended December 31, 2006, the Company recognized $267,936 in compensation expense for the issuance of stock options to employees.

NET LOSS PER SHARE

In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128 "Earnings Per Share" which requires the Company to present basic and diluted earnings per share, for all periods presented. The computation of loss per common share (basic and diluted) is based on the weighted average number of shares actually outstanding during the period. The Company has common stock equivalents, including warrants to purchase common stock and stock options for employees which would dilute earnings per share. The Company had the following amounts of warrants and stock options for employees issued and outstanding which are excluded from the calculation of diluted loss per share:

      As of                         December 31, 2006         December 31, 2005

      Outstanding warrants             13,257,302                 2,550,014
      Outstanding options               4,317,600                 3,733,000


ACCRUED LIABILITY RELATED TO WARRANTS AND STOCK PURCHASE RIGHTS

The Company accounts for freestanding derivative financial instruments potentially settled in its own common stock under Emerging Issues Task Force ("EITF") Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." As the Company potentially did not have, as of December 31, 2006, sufficient authorized shares available to settle its open stock-based contracts, the initial fair value of the applicable contracts (consisting primarily of non-employee stock warrants and rights to purchase common stock- (see Note 5) has been classified as "accrued liability related to warrants and stock purchase rights" on the accompanying balance sheet and measured subsequently at fair value (based on a Black-Scholes computation), with gains and losses included in the statement of operations. The factors used for the year ended December 31, 2006 were the option exercise price of $0.50 to $1.15 per share, a 2 year life of the options, volatility measure of 85%, a dividend rate of 0% and a risk free interest rate ranging from 4.28% to 4.95% for 2006. We excluded any outstanding stock options from the calculation of our derivative liability because of the guidance provided in FSP FAS 123(R)-1-"Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement 123(R)". This FSP states that "a freestanding financial instrument issued to any employee in exchange for past or future employee employee services that is subject to Statement 123(R) or was subject to Statement 123(R) throughout the life of the instrument". All of the options granted during 2006 were issued to employees as compensation for their services as employees. The accrued liability has a balance of $7,801,193 at December 31. 2006.

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

4. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                         DECEMBER 31,      DECEMBER 31,
                                            2006              2005
                                          --------         ----------
      Office furniture/computers          $211,270          $139,313
        Booking engine software             57,940            28,385
        Web sites                           80,739
                                          --------          --------

                                           349,949           167,698
      Less: accumulated depreciation       (82,913)          (28,975)
                                          --------          --------

                                          $267,036          $138,723
                                          ========          ========


5. CAPITAL STOCK

COMMON STOCK

During the year ended December 31, 2005, the Company issued 4,664,213 shares of common stock in a private placement for a total sales price of $1,748,632 an average sales price of $0.37 per share.

During the year ended December 31, 2005 the Company issued 4,430,077 shares of common stock for services valued at the fair market value price of the Company's stock on the dates issued for a total of $1,379,606 an average of $0.31 a share. The Company issued 1,043,911 shares of common stock for notes payable to stockholders of $365,359 and 571,429 shares of common stock for accrued payroll liability of $200,000. The conversion price of $0.35 per share was based on the fair market value of the stock, based on a recent private placement sold to institutional and accredited investors, at the time the conversion was made. The Company issued 137,500 shares of common stock for assets valued at $70,125, based on the closing price on the July 7, 2005 date of issue. The Company had an unsecured loan dated December 15, 2004, payable to William M. Alverson, its Chief Executive Officer in the amount of $259,834, due on demand with interest at 6%.

In March 2005, Katherine T. West, the Company's Director and Executive Vice President, loaned the Company the amount equal to $105,997.

During the year ended December 31, 2005, both of the above loans, totaling $365,359 were converted to 1,043,911 shares of common stock.

During the year ended December 31, 2005 interest payable on the above loans in the amount of $9,641 was converted to 27,546 shares of common stock.

The conversion price of $0.35 per share was based on the same terms of a private placement sold to institutional and accredited investors.

During the year ended December 31, 2005 the Company issued $590,000 of common stock subscribed in prior years. An additional $630,000 of common stock was subscribed during 2005.

During the three months ended March 31, 2006, the Company issued 246,455 common shares for services for a total of $78,371, plus deferred compensation of $63,500. The Company also issued 5,951,455 common shares for cash received of $2,049,102, $300,000 of which had previously been subscribed. In addition the Company issued 8,335,716 common stock warrants with an exercise price of $0.50 and a life ranging from 2 to 3 years. The warrants and the remaining portion of the common shares were issued pursuant to a private placement to institutional and accredited investors. The investors do not have any registration rights to register the shares and the warrants.

During the three months ended June 30, 2006, the Company issued 2,845,275 common shares for services for a total of $1,137,683, plus deferred compensation of $63,500, $420,000 of which had been previously subscribed. The Company also issued 65,400 common shares for cash received of $25,200.

During the three months ended September 30, 2006, the Company issued 82,439 common shares for services for a total of $69,394, plus deferred compensation of $54,000. The Company also issued 987,143 common shares for cash received of $520,553. In addition the Company issued 453,572 common stock warrants with an exercise price ranging from $0.80 to $0.88 and a life of two years.

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

The purchase price of the common stock subject to each Incentive Stock Option shall not be less than the fair market value (as deterined in the 2003 Plan), or in the case of the grant of an Incentive Stock Option to a principal stockholder, not less than 110% of fair market value of such common stock at the time such option is granted. The purchase price of the common stock subject to each Nonstatutory Stock Option shall be determined at the time such option is granted, but in no case less than 100% of the fair market value of such shares of common stock at the time such option is granted. The options expire after 10 years from the date of grant and 5 years from the date of grant for a ten-percent shareholder, as defined. The options are excercisable over a period as determined by the Board of Directors and are subject to restrictions on transfer, repurchase and right of first refusal.

On December 13, 2005, the Company authorized for two of its officers to receive 1,500,000 shares of common stock. The shares were valued at $330,000 or $0.22 per share. The shares are considered subscribed and not issued at December 31, 2005. The Company has charged $330,000 to compensation expense during the year ended December 31, 2005.

The following table summarizes annual activity for all stock options for each of the two years ended December 31:

                                              2006                                2005
                                ---------------------------------  ----------------------------------
                                                      WEIGHTED                             WEIGHTED
                                                       AVERAGE                             AVERAGE
                                                      EXERCISE                             EXERCISE
                                NUMBER OF SHARES       PRICE       NUMBER OF SHARES         PRICE
                                ----------------   --------------  ----------------    --------------
Outstanding, beginning
   of year                          3,733,000        $   0.51            150,000          $   0.66
Granted                               405,000            0.78          3,583,000              0.50
Exercised                                (400)           0.50                 --                --
Forfeited and expired                      --              --                 --                --
                                   ----------        --------         ----------          --------

Outstanding, end of year            4,137,600        $   0.53          3,733,000          $   0.51
                                   ==========        ========         ==========          ========

Options exercisable, end of
year                                  897,000        $   0.55            812,000          $   0.53

Weighted average fair value
of options granted during the
year                               $     0.01                         $     0.02
                                   ==========                         ==========

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
                                                        ------------------


7. INCOME TAXES

The components of the deferred tax asset are as follows:

                                            DECEMBER 31,     DECEMBER 31,
                                                2006              2005
                                            ------------      -----------
      Deferred tax assets:
      Net operating loss carry-forward      $ 4,629,000       $ 3,471,000
      Less: valuation allowance              (4,629,000)       (3,471,000)
                                            -----------       -----------

      Net deferred tax assets               $        --       $        --
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


                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         -------------------------------------------------------------
         Compliance with Section 16(a) of the Exchange Act
         -------------------------------------------------

The Directors and Executive Officers of the Company, and their ages, are as follows:

Name                      Age          Position
----                      ---          --------

William Alverson          42           Director, Chief Executive Officer and
                                       President

Katherine West            37           Director and Executive Vice President

Jerry Galant              57           Chief Financial Officer

William Fawcett           52           Director

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

      The following information sets forth the backgrounds and business experience of the directors, executive officers and key employees:

      William M. Alverson, Chief Executive Officer, President and Director. Mr. Alverson has been an officer and director of the Company since its inception. Mr. Alverson has spent the last fifteen years working in the financial and travel services industries. He began his career as a financial advisor at American Express. He also served as Chairman and Chief Executive Officer at a financial services firm where he guided private companies through their first rounds of financing and public listings. In 1995, Mr. Alverson founded and served as Chairman and CEO of Travelmax, Inc. Under his leadership, that company grew from seven to 220 employees handling the back office support to over 44,000 travel agents nationwide. Since then he has been active in financing and consulting to both private and public companies including Baby Genius, Inc. and FreeRealTime.com.

      Katherine West, Executive Vice President and Director. West has been the Officer and Director of the Company since the inception of Travelstar, Inc. Mrs. West supervises the Vice President of Agent Services and Vice President of Travel Services. Additionally, she is responsible for the day to day management and supervision of customer service, human resources, accounting, budget, payroll and contracts. Mrs. West began her management career in the travel industry in 1989 with Thrifty Car Rental where she was responsible for the franchise's operations, reporting, forecasting, and accounting & tax preparation. From 1992 to 1996 she held the position of Senior Account Executive with Metromedia Communications, Inc. During her career with the telecom giant, she consistently exceeded revenue targets with a primary focus on small to mid-sized businesses and trade associations. She is married to William M. Alverson, the founder of the Company.

      Jerry Galant, Chief Financial Officer, joined the Company in March 2007. Mr. Galant is a financial executive with over 30 years of experience. From January 2005, through December, 2006, Mr. Galant was a CFO of HomeAway.com, the leading vacation rental listing site. >From July 2002 until December 2004, Mr. Galant was a Director of Research for Huberman Financial. From October 2001 until June 2002, Mr. Galant served as the CFO of Travelhero.com, an online site specializing in hotel reservations. Mr. Galant is a graduate of University of Pennsylvania in Economics (B.A., 1971) and Harvard University (M.B.A., 1975).

      William Fawcett, was appointed by the Board of Directors of Travelstar as the director of the Company in November, 2004. Mr. Fawcett has an MBA from Harvard Business School, is a graduate of Loyola Law School and also graduated with honors from Boston College. Mr. Fawcett is on the Dean's Graduate School Advisory Board for Concordia University and is a professor for Concordia's Master of Business Administration (MBA) Entrepreneurial program. In addition to being an outside Director for Travelstar, he also serves on the Board of Directors of Case Post, Inc. Fawcett has been the recipient of the Jordan Whitney Award for Infomercial Excellence, the Aurora Award for the Best Infomercial in 1997, Two Clios for production of direct-response TV commercials, a Cannes Film Award for Best Sports Documentary and a Spanish Infomercial Telemundo Award Best in Class. Other major accomplishments include writing with Peter Uberroth and Phil Donohue, "Sober Graduation," the model for high schools; the Nationally-acclaimed off-Broadway women's show "Breaking Free," and produced, wrote and directed "Celebrity Salute to City of Hope" infomercial.

COMMITTEES

      The Company does not currently have standing audit, nominating or compensation committees of the Board of Directors, or committees performing similar functions.

CODE OF BUSINESS CONDUCT AND ETHICS

      Our code of business conduct and ethics, as approved by our board of directors, is annexed as Exhibit 14.1 to our 10KSB filed with the SEC on April 14, 2004. It is also available on our website at www.travelstar.com.

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

Summary Compensation Table

   -------------- -------- ----------- ---------- ---------- ---- -------------- ----------------- -------- -----------
   Name &         Year     Salary ($)  Bonus ($) Stock     Option  Non-Equity     Change in         All      Total ($)
   Principal                                     Awards($) Awards  Incentive      Pension Value     Other
   Position                                                 ($)    Plan           and               Compensation
                                                                   Compensation   Non-Qualified     ($)
                                                                   ($)            Deferred
                                                                                  Compensation
                                                                                  Earnings ($)
   -------------- -------- ----------- ---------- ---------- ---- -------------- ----------------- -------- -----------

   William M.     2006     180,000     --         138,000    N/A       N/A            N/A             N/A      318,000
   Alverson
   Chief
   Executive                                      (1)
   Officer,
   President
   and Director
   -------------- -------- ----------- ---------- ---------- ---- -------------- ----------------- -------- -----------

                  2005     180,000     --         220,000    N/A       N/A            N/A             N/A      400,000


                                                  (2)
   -------------- -------- ----------- ---------- ---------- ---- -------------- ----------------- -------- -----------

                  2004     180,000     --         60,000     N/A       N/A            N/A             N/A      240,000


                                                  (2)
   -------------- -------- ----------- ---------- ---------- ---- -------------- ----------------- -------- -----------

   Katherine      2006     144,000     --         57,500     N/A       N/A            N/A             N/A      201,500
   West,
   Executive
   Vice                                           (1)
   President
   and Director
   -------------- -------- ----------- ---------- ---------- ---- -------------- ----------------- -------- -----------

                  2005     120,000     --         110,000    N/A       N/A            N/A             N/A      230,000


                                                  (1)
   -------------- -------- ----------- ---------- ---------- ---- -------------- ----------------- -------- -----------

                  2004     $88,500     --         30,000     N/A       N/A            N/A             N/A      118,500
                                                  (2)
   -------------- -------- ----------- ---------- ---------- ---- -------------- ----------------- -------- -----------



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


                                       32






Outstanding Equity Awards at Fiscal Year-End Table

  ---------------------------------------------------------------------- ----------------------------------
                     Option Awards Stock Awards

  ------------- ------------- ----------   -------- --------- ------------ ------ ------- --------- ---------
  Name          Number        Number        Equity   Option    Option       Number Market  Equity    Equity
                of            of            IncentiveExercise  Expiration   of     Value   Incentive Incentive
                Securities    Securities    Plan     Price     Date         Shares of      Plan      Plan
                Underlying    Underlying    Awards:  ($)                    or     Shares  Awards:   Awards:
                Unexercised   Unexercised   Number                          Units  or      Number    Market
                Options       Options       of                              of     Units   of        or
                (#)           (#)           Securities                      Stock  of      Unearned  Payout
                Exercisable   Unexercisab   Underlying                      That   Stock   Shares,   Value
                                            Unexercised                     Have   That    Units     of
                                            Unearned                        Not    Have    or        Unearned
                                            Options                         Vested Not     Other     Shares,
                                            (#)                             (#)    Vested  Rights    Units
                                                                            ($)    That    or
                                                                                   Have    Other
                                                                                   Not     Rights
                                                                                   Vested  That
                                                                                   (#)     Have
                                                                                           Not
                                                                                           Vested
                                                                                           ($)

  ------------- ------------- ---------- -------- --------- ------------ ------ ------- --------- ---------
  William       100,000       N/A        N/A      0.66      8/27/09        N/A     N/A     N/A       N/A
  Alverson
  ------------- ------------- ---------- -------- --------- ------------ ------ ------- --------- ---------
  William       800,000       1,200,000  N/A      0.50      400,000        N/A     N/A     N/A       N/A
  Alverson                                                  annually
                                                            commencing
                                                            12/15/10
  ------------- ------------- ---------- -------- --------- ------------ ------ ------- --------- ---------
  Katherine     50,000        N/A        N/A      0.66      8/27/09        N/A     N/A     N/A       N/A
  West
  ------------- ------------- ---------- -------- --------- ------------ ------ ------- --------- ---------
  Katherine     500,000       750,000    N/A      0.66      400,000        N/A     N/A     N/A       N/A
  West                                                      annually
                                                            commencing
                                                            12/15/10
  ------------- ------------- ---------- -------- --------- ------------ ------ ------- --------- ---------

COMPENSATION OF DIRECTORS

      There was no additional compensation awarded to directors in the last three fiscal years, other than that disclosed in the summary table.


EMPLOYMENT AGREEMENTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

      The employment agreement with our Chief Executive Officer, William M. Alverson, became effective December 15, 2005. Our Board of Directors approved the major terms of the employment agreement which includes an annual salary of $180,000 for Mr. Alverson and the annual issuance of 600,000 shares of common stock and an option to purchase 400,000 shares of our common stock. The options vest annually. The new employment agreement with Katherine T. West, our Executive Officer has not yet been finalized. The Company's Board of Directors has approved the major terms of such employment agreement with Ms. West which includes an annual salary of $144,000, the annual issuance of 250,000 shares of common stock and an option to purchase 250,000 shares of our common stock. The options vest annually.

Item 11. Securities Ownership of Certain Beneficial Owners and Management
         ----------------------------------------------------------------

The following table sets forth information regarding the beneficial ownership of our common stock as of July 16, 2007 by:

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

      Unless indicated otherwise, the address for each person named is c/o Travelstar, Inc., 95 Argonaut St., First Floor, Aliso Viejo, CA 92656.


                                             Number of         Percentage of
                                              Shares              Class
                                           Beneficially        Beneficially
               Name                            Owned               Owned
       -----------------------           ---------------     ----------------
       William M. Alverson                  15,182,328 (1)(3)      32%

       Katharine T. West                    15,182,328 (2)(3)      32%

      Jerry Galant                                   0              0%

       Kyaw Myint J.                         9,376,957             19%

       William Fawcett                               0             --

       All current directors and named
       officers as a group (3 in all)      15,182,328             32%

(1) Includes 2,757,510 shares of common stock held by Katherine T. West with respect to which shares Mr. Alverson, her husband, disclaims beneficial ownership.

(2) Includes 12,424,818 shares of common stock held by William Alverson with respect to which shares Ms. West, his wife, disclaims beneficial ownership. (3) Does not include a total of 850,000 shares of common stock authorized to be issued to Mr. Alverson (600,000 shares) and Ms. West (250,000 shares) for services rendered in fiscal year 2006. The shares are considered subscribed and not issued at July 16, 2007. The Company had 49,137,443 shares of common stock issued and outstanding as of July 16, 2007. The Company had 140 shareholders as of July 16, 2007.

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

      In March, 2005, Katherine T. West, the Company's director and Executive Vice President loaned the Company an amount equal to $105,997.

      During the year ended December 31, 2005 both of the above loans and accrued interest, totaling $375,000 were converted to 1,071,457 shares of common stock. The conversion price of $0.35 per share was based on the same terms of a private placement sold to institutional and accredited investors.



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

                                        TRAVELSTAR, INC.

Dated: July 30, 2007                   By:  /s/ William M. Alverson
                                        --------------------------------
                                        William M. Alverson,
                                        Chief Executive Officer
                                        and Secretary

        Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ William M. Alverson           Chief Executive Officer          Date: 7/30/07
------------------------          and Director
   William M. Alverson            (principal executive)

/s/ Jerry Galant                 Chief Financial Officer           Date: 7/30/07
------------------------         (principal financial officer
   Jerry Galant

/s/ Katherine T. West             Director                         Date: 7/30/07
------------------------
   Katherine T. West


/s/ William Fawcett               Director                         Date: 7/30/07
------------------------
   William Fawcett