Form 10QSB
period 2007-06-30
Travelstar, Inc.
filed 2007-08-20
CIK 1085661

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2007

( ) Transition report pursuant of Section 13 or 15(d) of the Securities Exchange Act of 1939 for the transition period _______ to _______

                        COMMISSION FILE NUMBER 000-25973

                                  TRAVELSTAR, INC.
                        (formerly known as Joystar, Inc.)
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

Yes [ ]           No [X]


The number of shares of the registrant's common stock as of June 30, 2007:
49,097,149 shares.

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

(a)      Balance Sheets                                                      3
(b)      Statements of Operations                                            4
(c)      Statement of Stockholders' Equity (deficit)                         5
(d)      Statements of Cash Flows                                            6
(e)      Notes to Financial Statements                                       7

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations                   15

Item 3.  Controls and Procedures                                            20

PART II. OTHER INFORMATION                                                  21

Item 1.  Legal Proceedings                                                  21

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        21

Item 3.  Defaults On Senior Securities                                      21

Item 4.  Submission of Items to a Vote                                      21

Item 5.  Other Information                                                  21

Item 6.                                                                     21
(a)      Exhibits
(b) Reports on Form 8K

SIGNATURES AND CERTIFICATES                                                 22

TRAVELSTAR, INC. (formerly known as Joystar, Inc.)
BALANCE SHEET

                                                                   June 30, 2007
                                                                   ------------

ASSETS

Current assets
   Cash and cash equivalents                                       $  2,389,257
   Accounts receivable                                                3,392,144
   Prepaid expenses                                                      54,257
                                                                   ------------

              Total current assets                                   5,835,658

Property and equipment, net                                             393,468

Intangible assets, net of amortization                                   48,685
Other assets                                                             18,970
                                                                   ------------

              Total assets                                         $  6,296,781
                                                                   ============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities

   Accounts payable                                                $  2,962,730
   Deferred merchant bookings                                           303,939
   Accrued salaries                                                      67,615
   Accrued expenses                                                     128,865
   Accrued liabilities                                                  721,058
   Loans from shareholders                                                  374
                                                                   ------------

              Total current liabilities                               4,184,581
                                                                   ------------

Commitments                                                                  --

Stockholders' equity

    Preferred stock, no par value, 10,000,000
       shares authorized; none issued                                        --

    Common stock, no par value, 200,000,000
       shares authorized; 49,097,149 shares
       issued and outstanding at June 30, 2007
                                                                     14,350,533

    Stock issued for deferred compensation                              (17,500)

    Stock subscribed not issued, 356,000 shares at
       June 30, 2007                                                    313,501
    Accumulated (deficit)                                           (12,534,334)
                                                                   ------------

              Total stockholders' equity (deficit)                    2,112,200
                                                                   ------------

              Total liabilities and stockholders' equity           $  6,296,781
                                                                   ============

The accompanying notes are an integral part of these financial statements


TRAVELSTAR, INC. (formerly known as Joystar, Inc.)
STATEMENTS OF OPERATIONS
(UNAUDITED)


                                     For the six    For the six     For the three   For the three
                                     months ended   months ended     months ended    months ended
                                     June 30, 2007  June 30, 2006   June 30, 2007    June 30, 2006
                                                      (revised)                       (revised)
                                     ------------    ------------    ------------    ------------
Revenue                              $  4,723,029    $  4,736,251    $  2,250,296    $  2,553,579
                                     ------------    ------------    ------------    ------------

Operating expenses:
Selling and marketing                   4,040,441       2,899,948       1,836,660       1,419,710
General and administrative              1,568,593       1,984,524         886,108       1,017,684
Technology and content                    131,680          82,923         106,865          25,832
                                     ------------    ------------    ------------    ------------
Total operating expenses                5,740,714       4,967,395       2,829,633       2,463,226
                                     ------------    ------------    ------------    ------------

Operating income/(loss)                (1,017,685)       (231,144)       (579,337)         90,353

Interest income/(expense)                  37,609              --          18,986              --
Gain/(Loss) on fair value of
Warrants and stock purchase rights      8,281,373      (1,692,611)      6,858,989        (752,108)
Other income/(loss)                         8,596                           8.596
                                     ------------    ------------    ------------    ------------

Net Other income/(expense)              8,327,578      (1,692,611)      6,886,571        (752,108)
                                     ------------    ------------    ------------    ------------

Income/(Loss) before income taxes       7,309,893      (1,923,755)      6,307,234        (661,755)
Income tax provision                           --              --              --              --
                                     ------------    ------------    ------------    ------------
Net income (loss)                    $  7,309,893      (1,923,755)      6,307,234        (661,755)
                                     ============    ============    ============    ============
Net Income/(Loss) per share

Basic                                $       0.15    $      (0.05)   $       0.13    $      (0.02)
Diluted                              $       0.14    $      (0.05)   $       0.12    $      (0.02)
                                     ============    ============    ============    ============
Weighted average number of
  common shares-
     Basic                             48,950,766      39,782,316      49,027,179      41,829,599
     Diluted                           53,408,897      39,782,316      53,485,310      41,829,599
                                     ============    ============    ============    ============


             The accompanying notes are an integral part of these financial statements

                                                4






TRAVELSTAR, INC. (formerly known as Joystar, Inc.)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Six Months ended June 30, 2007

                                  COMMON STOCK
                                                                  Stock issued       Stock                          Total
                                                                      for          Subscribed                    Stockholders'
                                      Number of                     Deferred          not        Accumulated       Equity
                                       Shares         Amount      Compensation       Issued       (Deficit)       (Deficit)
                                    ------------   ------------   ------------    ------------   ------------    ------------

Balance December 31, 2006 (revised)   48,772,430   $ 14,071,460   $   (122,500)   $    313,501   $(19,844,227)   $ (5,581,766)
Deferred Compensation Earned                  --             --        105,000              --             --          105,000
Stock Issued for Cash                        220            200             --              --             --             200
Stock Issued for Services                324,499        222,294             --              --             --         222,294
Share based compensation                      --         56,579             --              --             --          56,579
Net Income                                    --             --             --              --      7,309,893       7,309,893
                                    ------------   ------------   ------------    ------------   ------------    ------------
Balance June 30, 2007 (Unaudited)     49,097,149   $ 14,350,533      $ (17,500)   $    313,501   $(12,534,334)   $  2,112,200
                                    ============   ============   ============    ============   ============    ============

The accompanying notes are an integral part of these financial statements.


                                                                 5







TRAVELSTAR, INC. (formerly known as Joystar, Inc.)
STATEMENTS OF CASH FLOW

                                                                          For the six months ended
                                                                        June 30, 2007  June 30, 2006
                                                                                         (revised)
                                                                         -----------    -----------
Cash flows from operating activities:
Net Income/ (loss)                                                       $ 7,309,893    $(1,923,755)

Adjustments to reconcile net loss to net cash used in operating activities

Depreciation and amortization                                                 45,913         26,358
Share based compensation                                                      56,579
Stock issued for services                                                    222,294        499,576
Stock issued for deferred compensation                                       105,000
Changes in assets and liabilities
Decrease in prepaid expenses                                                  22,500        (20,000)
Increase in receivables                                                     (690,891)    (3,648,846)
Increase in accounts payable                                               1,183,981      1,944,142
Increase in deferred merchant bookings                                       303,939             --
Increase in accrued salaries/rent and payroll taxes                           34,847        343,966
Increase/(Decrease) in accrued liability relating
  to warrants and other stock purchase rights                             (8,281,373)     1,692,611
                                                                         -----------    -----------

Net cash provided (used) by operations                                      312,682     (1,085,948)
                                                                         -----------    -----------

Cash flows from investing activities:
Acquisition of property and equipment                                       (170,505)       (71,717)
                                                                         -----------    -----------

Net cash used by investing activities                                       (170,505)       (71,717)

Cash flows from financing activities:
Loans from shareholders                                                           --             --
Issuance of common stock for cash                                                200      1,774,302
Stock subscribed but not issued                                                   --             --
                                                                         -----------    -----------

Net cash provided by financing activities                                        200      1,774,302
                                                                         -----------    -----------
Increase(Decrease) in cash and cash equivalents                             142,377        616,637

Cash and cash equivalents at the beginning of the period                    2,246,880        218,847

                                                                         -----------    -----------
Cash and cash equivalents at the end of the period                         $ 2,389,257    $   835,484
                                                                         ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Issuance of stock for services                                           $   222,294    $   499,576
Shares issued for deferred compensation                                  $   105,000    $        --
Subscribed shares issued                                                 $        --    $   720,000
Share based compensation                                                 $    56,579    $        --
Shares issued for accrued prior year compensation                                       $   127,000

The accompanying notes are an integral part of these financial statements


                                        6

               TRAVELSTAR, INC. (formerly known as Joystar, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
            FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND JUNE 30, 2006

NOTE 1 -- ORGANIZATION

DESCRIPTION OF BUSINESS

Travelstar, Inc., (a California corporation), (formerly known as Joystar, Inc.) specializes in selling complex travel products including cruises, vacation packages and group travel through its national sales force of independent travel agents and independent travel agencies in the United States. These travel products and services are offered both online and offline through a diversified portfolio of brands including: Travelstar-branded travel websites, private label websites, and VacationCompare.com. We refer to Travelstar, Inc. and its brands collectively as "Travelstar," the "Company," "us," "we" and "our" in these financial statements.

All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation.

Results of operations for the six months ended June 30, 2007 and 2006 are not necessarily indicative of the results that may be expected for any future period. The balance sheet at December 31, 2006 was derived from audited financial statements.

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

We recognize agency revenues on hotel, cruise and car rental reservations at the earlier of notification of the amount of the commission from a commission clearinghouse or a supplier or on receipt of the commissions from an individual supplier. Override commissions are recognized each period based upon our actual attainment of predetermined target sales levels. Where historical financial data is not available to project the target sales levels, we record the override commission upon receipt of the commission from the supplier.

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

The Company receives overrides from certain travel suppliers in the form of commissions as well as co-op marketing earnings base on the Company's gross travel bookings with the supplier, recognized each period based upon the Company's actual attainment of predetermined target sales levels. Commencing in January 2007 the company recognizes override revenues only upon receipt of funds or confirmation of its entitlement from the travel supplier.

Accounting estimates are an integral part of the financial statements prepared by management and are based on management's current judgments. Those judgments are normally based on knowledge and experience about past and current events and on assumptions about future events. Commission revenue for reservations is paid to the company by the travel suppliers, typically upon completion of the travel associated with the reservation. Because the average time lag between booking date and commission payment date is approximately six months, the company recognizes a reserve against revenues for bookings that may not produce a collectible commission due to possible cancellations or other factors. For the six months ended June 30, 2007 the company recognized a reserve equal to 15% of the gross commissions generated. The company will be monitoring receivables and adjusting the reserve levels on a regular basis, as required.

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

We compute depreciation using the straight-line method over the estimated useful lives of the assets, which range from three to five years for computer equipment and capitalized software development, and six to seven years for furniture and other equipment. We amortize leasehold improvement using the straight-line method, over the shorter of the estimated useful life of the improvement or the remaining term of the lease.

INTANGIBLE ASSET

The Company acquired a client list for $55,125 in order to promote sales. The Company believes that the client list has a minimal useful life of five years and is amortizing it over that time. If it should lose value prior to the five years the Company will write it off earlier. The amortization for the six months ended June 30, 2007 and June 30, 2006 was $1,840 and $1,840 respectively.

Management reviews, on an annual basis, the carrying value of its intangible asset in order to determine whether impairment has occurred. Impairment is based on several factors including the Company's projection of future discounted operating cash flows. If an impairment of the carrying value were to be indicated by this review, the Company would perform the second step of the impairment test in order to determine the amount of impairment, if any. There was no impairment charge during the six months ended June 30, 2007 and 2006.

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

EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128 "Earnings Per Share" which requires the Company to present basic and diluted earnings per share, for all periods presented. The computation of earnings/(loss) per common share (basic and diluted) is based on the weighted average number of shares actually outstanding during the period. Diluted earnings per share give effect to all potential dilutive common shares outstanding during the period of computation. The computation of diluted earnings per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings.

The following table reconciles basic earnings per share and diluted earnings per share and the related weighted average number of shares outstanding for the three and six months ended June 30, 2007:

                                DISCLOSURE FOR RECONCILIATION
                                     OF BASIC AND DILUTED
                                      EARNINGS PER SHARE

                                                   For the Three Months Ended June 30, 2007
                                                --------------------------------------------
                                                   Income         Shares         Per-share
                                                (Numerator)    (Denominator)       Amount
                                                ------------   -------------   -------------
Net income                                      $  6,307,234

BASIC EPS
Income available to common stockholders         $  6,307,234      49,027,179    $       0.13
                                                                                ============
Options                                                              574,200
Warrants                                                           3,883,931
                                                ------------   -------------

DILUTED EPS
Income available to common
     stockholders + assumed conversions         $  6,307,234      53,485,310   $        0.12
                                                ============   =============   =============

                                                  For the Six Months Ended June 30, 2007
                                                --------------------------------------------
                                                   Income       Shares     Per-share
                                                (Numerator)  (Denominator)  Amount
                                                ------------   -------------   -------------
Net income                                      $  7,309,893
BASIC EPS
Income available to common stockholders         $  7,309,893      48,950,766   $        0.15
                                                                               =============
Options                                                              574,200
Warrants                                                           3,883,931
                                                ------------   -------------   -------------

DILUTED EPS
Income available to common
  stockholders + assumed conversions            $  7,309,893      53,408,897   $        0.14
                                                ============   =============   =============

Stock warrants to purchase 1,256,572 shares of common stock at $1.00 per share were outstanding during the three and six months ended June 30, 2007 but were not included in the computation of diluted EPS because the warrants' exercise price was greater than the market price of the common shares as of June 30, 2007. The warrants were still outstanding on June 30, 2007 and expire in 2008 and 2011. Stock warrants to purchase 1,115,000 shares of common stock at $0.85 per share were outstanding during the quarter ended June 30, 2007 but were not included in the computation of diluted EPS because the warrants' exercise price was greater than the market price of the common shares as of June 30, 2007. The warrants were still outstanding on June 30, 2007 and expire in 2011.

No vested stock options were outstanding during the quarter for which the exercise price was greater than the market price of the common shares as of June 30, 2007.

ACCRUED LIABILITY RELATED TO WARRANTS AND STOCK PURCHASE RIGHTS

The Company accounts for freestanding derivative financial instruments potentially settled in its own common stock under Emerging Issues Task Force ("EITF") Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." As the Company potentially does not have sufficient authorized shares available to settle its open stock-based contracts, the initial fair value of the applicable contracts (consisting primarily of non-employee stock warrants and rights to purchase common stock- (see Note 5) has been classified as "accrued liability related to warrants and stock purchase rights" on the accompanying balance sheet and measured subsequently at fair value (based on a Black-Scholes computation), with gains and losses included in the statement of operations. The accrued liability had a balance of $8,281,373 at December 31, 2006.

In June 2007 the Company's Articles of Incorporation were amended to increase the number of authorized shares to 210 million, consisting of 10 million shares of Preferred Stock and 200 million shares of Common Stock. Upon this increase the Company now has sufficient authorized shares available to settle its open stock-based contracts. As a result the Company has eliminated the accrued liability related to warrants and stock purchase rights. The Company recorded a gain of $6,858,989 and $8,281,373 for the three and six months ended June 30, 2007.

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

4. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                     JUNE 30,
                                                       2007
                                                     ---------
         Office furniture/computers                  $ 330,245
           Booking engine software                      67,265
           Web sites                                   122,944
                                                     ---------

                                                       520,454
Less: accumulated depreciation                        (126,986)
                                                     ---------

                                                     $ 393,468
                                                     =========


5. CAPITAL STOCK

COMMON STOCK

During the three months ended June 30, 2007, the Company issued 163,525 common shares for services for a total of $135,325. During the six months ended June 30, 2007, the Company issued 324,499 common shares for services for a total of $222,294.

At June 30, 2007 the Company has 12,435,859 warrants outstanding to purchase shares of common stock at exercise prices ranging from $0.35 to $1.00. The warrants have lives of one to five years remaining.

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

The following table summarizes activity for all stock options for the six months ended June 30, 2007:

                                                         2007
                                               ----------------------------
                                                                   WEIGHTED
                                                                   AVERAGE
                                                NUMBER OF          EXERCISE
                                                 SHARES             PRICE
                                               -----------        ---------

Outstanding, beginning of period                 4,137,600        $    0.53
Granted                                            310,000             1.39
Exercised                                               --               --
Forfeited and expired                                   --               --
                                               -----------        ---------

Outstanding, end of period                       4,447,600        $    0.53
                                               ===========        =========

Options exercisable, end of period                 843,000        $    0.53

Weighted average fair value of
options granted during the year                $      0.18
                                               ===========

The fair value of the stock options granted during the six months ended June 30, 2007 was approximately $56,579 or $0.18 per stock option, and was determined using the Black Scholes option pricing model. The factors used for the six months ended June 30, 2007, were the option exercise price of $0.98 to $1.50 per share, a 5 year life of the options, volatility measure of 47.5%, a dividend rate of 0% and a risk free interest rate of 4.54% for 2007.

The following table summarizes information about stock options outstanding at June 30, 2007, with exercise prices equal to the fair market value on the date of grant with no restrictions on exercisability after vesting:

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
=================== ================= ================ ============== =============== ==============


As of June 30, 2007, there was approximately $503,673 in unrecognized compensation cost related to unvested stock options. The amount unrecognized compensation cost will be recognized over its weighted average life of approximately four years.

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

THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2006

GROSS TRAVEL BOOKINGS

      Gross travel bookings for the three months ended June 30, 2007 increased to $21,386,400 compared to $15,109,400 for the three months ended June 30, 2006. Gross travel bookings refers to the total dollar value, inclusive of all taxes and fees, of all travel services purchased by consumers. The term "gross travel bookings" is a "non-GAAP financial measure, as such term is defined by the Securities and Exchange Commission, and may differ from non-GAAP financial measures used by other companies. The measure of "gross travel bookings" is in no way derived from the financial statements. Revenue recorded in the Company's financial statements represents a percentage of commissions or ticketing fees paid by travel suppliers on travel bookings, membership services revenue and override commissions from travel suppliers. The Company believes that the measure "gross travel bookings" is useful for investors to evaluate the Company's future ongoing performance because they enable a more meaningful comparison of the activity levels of the Company's travel agent network with its historical results from prior periods.

REVENUE

      Revenues for the three months ended June 30, 2007 were $2,250,296 compared to $2,553,579 for the three months ended June 30, 2006.

      While gross travel bookings increased, this was offset by the fact that the company took a reserve against revenues of 15% in the three months ended June 30, 2007, while no reserve was taken in the three months ended June 30, 2006. The company now recognizes override revenues only upon receipt of funds or confirmation of entitlement from the travel supplier. As a result, during the three months ended June 30, 2007 the company recognized $62,000 in override revenue, compared with $275,508 during the three months ended June 30, 2006. See the discussion of reserves in Note 2 to the Financial Statements.

SELLING AND MARKETING

      Selling and marketing expenses relate to direct advertising and distribution expense, including traffic generation from Internet, search engines, private label and affiliate programs. The remainder of the expense relates to personnel costs, including staffing in our Agent Support Services and Preferred Supplier Relations to enhance supplier commission levels.

      Marketing and sales expenses for the three months ended June 30, 2007 were $1,836,660 compared to $1,419,710 for the three months ended June 30, 2006. The increase of $416,950 was primarily due to the increased payments to our travel agents as a result of their increased sales levels. Selling and marketing expenses relate to travel agent commissions, direct advertising and distribution expense, including traffic generation from Internet, search engines, private label and affiliate programs.

GENERAL AND ADMINISTRATIVE

      General and Administrative expenses for the three months ended June 30, 2007 decreased to $886,108 from $1,017,684 for three months ended June 30, 2006. The decrease was primarily due to reductions in employee compensation, professional fees, telephone and travel expenses. We expect absolute amounts spent on corporate personnel and professional service to increase over time as we develop new business units requiring additional headcount and continue incurring incremental costs associated with being a public company.

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

      Technology and content expenses for the three months ended June 30, 2007 were $106,865 compared to $25,832 for the three months ended June 30, 2006. Given the increasing complexity of our business, geographic expansion, increased supplier integration, service-oriented architecture improvements and other initiatives, we expect absolute amounts spent in technology and content to increase over time. The Company recently hired a Chief Technology Officer.

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

In June 2007 the Company's Articles of Incorporation were amended to increase the number of authorized shares to 210 million, consisting of 10 million shares of Preferred Stock and 200 million shares of Common Stock. Upon this increase the Company now has sufficient authorized shares available to settle its open stock-based contracts. As a result the Company has eliminated the accrued liability related to warrants and stock purchase rights. The accrued liability has a zero balance as of June 30, 2007.

      Net other income for the three months ended June 30, 2007 was $6,886,571 compared to a loss of $(752,108) in the three months ended June 30, 2006. This change was primarily due a reduction in the Accrued Liability Related to Warrants and Stock Purchase Rights.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's cash balance increased to $2,389,257 at June 30, 2007 as compared to $2,246,880 at December 31, 2006. The Company has recovered cash from trade accounts receivable. During the three months ended June 30, 2007 the Company issued $222,294 in shares for services

PROFITABILITY/LOSS

      Net income for the three months ended June 30, 2007 was $6,307,234 compared to a net loss of $661,755 for the three months ended June 30, 2006.

      The increase in net income was due to the elimination of the provision of the accrued liability of related to warrants and stock purchase rights.

SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO THE SIX MONTHS ENDED JUNE 30,
2006

GROSS TRAVEL BOOKINGS

      Gross travel bookings for the six months ended June 30, 2007 increased to $45,605,000 compared to $33,056,000 for the six months ended June 30, 2006. Gross travel bookings refers to the total dollar value, inclusive of all taxes and fees, of all travel services purchased by consumers. The term "gross travel bookings" is a "non-GAAP financial measure, as such term is defined by the Securities and Exchange Commission, and may differ from non-GAAP financial measures used by other companies. The measure of "gross travel bookings" is in no way derived from the financial statements. Revenue recorded in the Company's financial statements represents a percentage of commissions or ticketing fees paid by travel suppliers on travel bookings, membership services revenue and override commissions from travel suppliers. The Company believes that the measure "gross travel bookings" is useful for investors to evaluate the Company's future ongoing performance because they enable a more meaningful comparison of the activity levels of the Company's travel agent network with its historical results from prior periods.

REVENUE

      Revenues for the six months ended June 30, 2007 were $4,723,029 compared to $4,736,251 for the six months ended June 30, 2006.

      While gross travel bookings increased, this was offset by the fact that the company took a reserve against revenues of 15% in the six months ended June 30, 2007, while no reserve was taken in the six months ended June 30, 2006. The company now recognizes override revenues only upon receipt or confirmation of entitlement from the travel supplier. As a result, during the six months ended June 30, 2007 the company recognized $66,718 in override revenue, compared with $374,659 during the six months ended June 30, 2006.

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

      Marketing and sales expenses for the six months ended June 30, 2007 were $4,040,441 compared to $2,899,948 for the six months ended June 30, 2006. The increase was primarily due to the increased payments to our travel agents as a result of their increased sales levels. Selling and marketing expenses relate to travel agent commissions, direct advertising and distribution expense, including traffic generation from Internet, search engines, private label and affiliate programs.

GENERAL AND ADMINISTRATIVE

      General and Administrative expenses for the six months ended June 30, 2007 decreased to $1,568,593 from $1,984,524 for six months ended June 30, 2006. The decrease was primarily due to reductions in employee compensation, professional fees, telephone and travel expenses. We expect absolute amounts spent on corporate personnel and professional service to increase over time as we develop new business units requiring additional headcount and continue incurring incremental costs associated with being a public company.

TECHNOLOGY AND CONTENT

      Technology and content expense includes product development expenses such as payroll and related expenses and depreciation of technology infrastructure, travel agent intranets, travel agent website, and consumer and social networking site development costs. In 2006, we moved our software development to an India-based operation with our own employees. We currently employ web developers and designers in Kuala Lumpur, Pakistan, India and Spain. We also began outsourcing the development of certain large scale projects to India, including the development of our consumer travel comparison marketplace, VacationCompare.com and our group travel social networking site, Travelstar.com.

      Technology and content expenses for the six months ended June 30, 2007 were $131,680. Given the increasing complexity of our business, geographic expansion, increased supplier integration, service-oriented architecture improvements and other initiatives, we expect absolute amounts spent in technology and content to increase over time. The Company recently hired a Chief Technology Officer.

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

In June 2007 the Company's Articles of Incorporation were amended to increase the number of authorized shares to 210 million, consisting of 10 million shares of Preferred Stock and 200 million shares of Common Stock. Upon this increase the Company now has sufficient authorized shares available to settle its open stock-based contracts. As a result the Company has eliminated the accrued liability related to warrants and stock purchase rights. The accrued liability has a zero balance as of June 30, 2007.

      Net other income for the six months ended June 30, 2007 was $8,327,578 compared to an expense of $(1,692,611) in the six months ended June 30, 2006. This change was primarily due a reduction in the Accrued Liability Related to Warrants and Stock Purchase Rights.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's cash balance increased to $2,389,257 at June 30, 2007 as compared to $2,246,880 at December 31, 2006. The Company has recovered cash from trade accounts receivable. During the six months ended June 30, 207 the Company issued $222,294 in shares for services

PROFITABILITY/LOSS

      Net income for the six months ended June 30, 2007 was $7,309,893 compared to a net loss of $1,923,755 for the six months ended June 30, 2006.

      The increase in net income was due to the elimination of the provision of the accrued liability of related to warrants and stock purchase rights. The Company's operating loss for the six months ended June 30, 2007 was $1,017,685 compared to an operating loss of $231,144 for the six months ended June 30, 2006.

      Our business continues to be dominated by complex leisure travel. Commission revenue for these types of bookings is paid to the company by travel suppliers, typically upon completion of the travel. Because the average time lag between booking travel and receiving the commission is approximately six months, we determined it prudent to recognize a reserve against revenues for the possibility of cancellations or other factors. Therefore, we recognized a reserve equal to 15% of the gross commissions generated for the six months ended June 30, 2007. The company will be monitoring receivables and adjusting the reserve levels on a regular basis, as required.


Item 3.  Controls and Procedures

         Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of June 30, 2007, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

         During the quarter ended June 30, 2007, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 5. Other Information                                                   NONE

Item 6.

(a)     Exhibits
        --------

        The following Exhibits are incorporated herein by reference or are filed with this report as indicated below.

        Exhibit No.        Description
        -----------        -----------

      * Exhibit 10.1       Subscription Agreement

      * Exhibit 10.2       Warrant Agreement

      * Exhibit 10.3       Escrow Agreement

      * Exhibit 10.4       Standstill Agreement

      * Exhibit 10.5       Agreement for the purchase and sale of assets between
                           Vacation and Cruise Resources, Inc. and Travelstar,
                             Inc. dated August 11, 2005.

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

     Form 8-K filed on June 26, 2007.

     * Previously filed with the Securities and Exchange Commission.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           TRAVELSTAR, INC.
Date: August 20, 2007
                                           By: /s/ William Alverson
                                               ---------------------------------
                                               Chief Executive Officer

                                           By: /s/ Jerry Galant
                                               ---------------------------------
                                               Chief Financial Officer