Form 10QSB
period 2007-09-30
Travelstar, Inc.
filed 2007-11-23
CIK 1085661

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2007

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

Yes [ ]           No [X]


The number of shares of the registrant's common stock as of September 30, 2007:
49,127,149 shares.

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

(a)      Balance Sheets                                                      3
(b)      Statements of Operations                                            4
(c)      Statement of Stockholders' Equity (deficit)                         5
(d)      Statements of Cash Flows                                            6
(e)      Notes to Financial Statements                                       7

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations                   17

Item 3.  Controls and Procedures                                            24

PART II. OTHER INFORMATION                                                  25

Item 1.  Legal Proceedings                                                  25

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        25

Item 3.  Defaults On Senior Securities                                      25

Item 4.  Submission of Items to a Vote                                      25

Item 5.  Other Information                                                  25

Item 6.                                                                     25
(a) Exhibits
(b) Reports on Form 8K

SIGNATURES AND CERTIFICATES                                                 26


TRAVELSTAR, INC. (formerly known as Joystar, Inc.)
Balance Sheet (unaudited)                                                                     September 30,
                                                                                                  2007
                                                                                              ------------
ASSETS

Current assets
Cash and cash equivalents                                                                     $    997,582
Accounts receivable                                                                              3,385,710
Prepaid expenses                                                                                    54,256
                                                                                              ------------

Total current assets                                                                             4,437,548

 Property and equipment, net                                                                       366,488
 Intangible assets, net of amortization                                                             44,093
 Other assets                                                                                       18,970
                                                                                              ------------

 Total assets                                                                                 $  4,867,099
                                                                                              ------------

LILIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

 Current liabilities

 Accounts payable                                                                             $  2,427,673
 Deferred merchant bookings                                                                        309,968
 Accrued salaries                                                                                   61,454
 Accrued expenses                                                                                  128,865
 Accrued liabilities                                                                               314,999
 Loans from shareholders                                                                               375
                                                                                              ------------
 Total current liabilities                                                                       3,243,334
                                                                                              ------------

 Commitments                                                                                            --

 Stockholders' equity

 Preferred stock, no par value, 10,000,000 shares authorized; none issued                               --

 Common stock, no par value, 200,000,000 shares authorized; 49,127,149 shares issued and
 outstanding at September 30, 2007                                                              19,207,263

 Stock issued for deferred compensation                                                                 --

 Stock subscribed not issued, 356,000 shares at September 30, 2007                                 313,501
 Accumulated (deficit)                                                                         (17,897,000)
                                                                                              ------------

 Total stockholders' equity (deficit)                                                            1,623,764
                                                                                              ------------

 Total liabilities and stockholders' equity                                                   $  4,867,098
                                                                                              ============

                     The accompanying notes are an integral part of these financial statements



TRAVELSTAR, INC. (formerly known as Joystar, Inc.)
STATEMENTS OF OPERATIONS
(UNAUDITED)


                                                                        For the nine                         For the three
                                                     For the nine       months ended      For the three      Months ended
                                                     months ended    September 30, 2006   months ended     September 30, 2006
                                                  September 30, 2007     (restated)     September 30, 2007     (restated)
                                                     ------------       ------------       ------------       ------------

Revenue                                              $  6,799,992       $  6,850,791       $  2,076,693       $  2,114,540
                                                     ------------       ------------       ------------       ------------

Operating expenses:
Selling and marketing                                   5,743,406          4,208,591          1,702,695          1,308,643

General and administrative                              2,317,259          2,965,856            771,967            800,477
Technology and content                                    297,099            135,556            141,963             52,633
                                                     ------------       ------------       ------------       ------------
Total operating expenses                                8,357,764          7,310,003          2,616,625          2,161,753
                                                     ------------       ------------       ------------       ------------

Operating income/(loss)                                (1,557,772)          (459,212)          (539,932)           (47,213)

Interest income/(expense)                                  47,268                 --             12,569                 --
Gain/(Loss) on fair value of Warrants and stock
  purchase rights                                       3,457,265         (3,302,671)                           (1,610,061)
Other income/(loss)                                          (583)                                 (583)
                                                     ------------       ------------       ------------       ------------

Net Other income/(expense)                              3,504,950         (3,302,671)            11,986         (1,610,061)
                                                     ------------       ------------       ------------       ------------

Income/(Loss) before income taxes                       1,947,178         (3,761,883)          (527,946)        (1,657,274)
Income tax provision                                                           1,282                 --              1,282
                                                     ------------       ------------       ------------       ------------
Net income (loss)                                    $  1,947,178         (3,763,165)          (527,946)        (1,658,556)
                                                     ============       ============       ============       ============
Net Income/(Loss) per share
Basic                                                $       0.04       $      (0.09)      $      (0.01)      $      (0.04)
Diluted                                              $       0.04       $         --       $         --       $         --
                                                     ============       ============       ============       ============
Weighted average number of common shares-
Basic                                                  49,004,804         40,971,493         49,111,116         43,502,474
Diluted                                                49,426,952         40,971,493         49,111,116         43,502,474
                                                     ============       ============       ============       ============

                       The accompanying notes are an integral part of these financial statements



TRAVELSTAR, INC. (formerly known as Joystar, Inc.)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Nine months ended September 30, 2007 (unaudited) (restated)

                                         COMMON STOCK
                                                                 Stock issued        Stock                            Total
                                                                      For         Subscribed                       Stockholders'
                                   Number of                       Deferred           not         Accumulated         Equity
                                     Shares         Amount       Compensation       Issued         (Deficit)        (Deficit)
                                ------------    ------------    ------------     ------------    ------------     ------------
Balance December 31, 2006
(revised)                         48,772,430    $ 14,071,360    $   (122,500)    $    313,501    $(19,844,078)    $ (5,581,718)
Deferred Compensation Earned              --              --         122,500               --              --          122,500
Stock Issued for Cash                    220             200              --               --              --              200
Stock Issued for Services            354,499         243,294              --               --              --          243,294
Share based compensation                  --          57,590              --               --              --           57,590
Reclassification of Accrued
Liability                                 --       4,834,720              --               --                        4,834,720
Net Income                                                                                          1,947,178        1,947,178
                                ------------    ------------    ------------     ------------    ------------     ------------
Balance September 30, 2007
(Unaudited)                       49,127,149    $ 19,207,164    $         --     $    313,501    $(17,897,000)    $  1,623,764
                                ============    ============    ============     ============    ============     ============

                            The accompanying notes are an integral part of these financial statements.



TRAVELSTAR, INC. (formerly known as Joystar, Inc.)
STATEMENTS OF CASH FLOW (unaudited)

                                                                                      For the nine months ended
                                                                                      -------------------------
                                                                                  September 30,    September 30, 2006
                                                                                     2007             (restated)
                                                                                   -----------       -----------
Cash flows from operating activities:
Net Income/ (loss)                                                                 $ 1,947,178       $(3,763,165)

Adjustments to reconcile net loss to net cash used in operating activities

Depreciation and amortization                                                           86,173            41,667
Share based compensation                                                                57,590           181,865
Stock issued for services                                                              243,294           622,970
Stock issued for deferred compensation                                                 122,500
Changes in assets and liabilities
Decrease in prepaid expenses                                                            22,500           (23,155)
Increase in receivables                                                               (684,457)       (3,239,627)

Increase in accounts payable                                                           684,349         1,082,152
Increase in deferred merchant bookings                                                 309,968                --
Increase in accrued salaries/rent and payroll taxes                                   (412,799)          637,799
Increase/(Decrease) in accrued liability relating to warrants and other stock
purchase rights                                                                     (3,446,653)        3,302,671
                                                                                   -----------       -----------

Net cash provided (used) by operations                                              (1,070,357)       (1,156,823)
                                                                                   -----------       -----------

Cash flows from investing activities:
Acquisition of property and equipment                                                 (179,192)          (82,083)
                                                                                   -----------       -----------

Net cash used by investing activities                                                 (179,192)          (82,083)

Cash flows from financing activities:
Loans from shareholders                                                                     --                --
Issuance of common stock for cash                                                          200         2,295,056
Stock subscribed but not issued                                                             --                --
                                                                                   -----------       -----------

Net cash provided by financing activities                                                  200         2,295,056
                                                                                   -----------       -----------
Increase(Decrease) in cash and cash equivalents                                     (1,249,349)        1,056,150

Cash and cash equivalents at the beginning of the period                             2,246,928           218,948
                                                                                   -----------       -----------

Cash and cash equivalents at the end of the period                                 $   997,579       $ 1,275,098
                                                                                   ===========       ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Issuance of stock for services                                                     $   243,294       $   622,970
Shares issued for deferred compensation                                            $   122,501       $        --
Subscribed shares issued                                                           $        --       $   720,000
Share based compensation                                                           $    57,590       $   181,865
Shares issued for accrued prior year compensation                                                    $   127,000


                  The accompanying notes are an integral part of these financial statements

                                                      6

                                  JOYSTAR, INC.

                          NOTES TO FINANCIAL STATEMENTS

 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND SEPTEMBER 30, 2006 (UNAUDITED)

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

Results of operations for the nine months ended September 30, 2007 and 2006 are not necessarily indicative of the results that may be expected for any future period. The balance sheet at December 31, 2006 was derived from audited financial statements.

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

We recognize agency revenues on hotel, cruise and car rental reservations at the earlier of notification of the amount of the commission from a commission clearinghouse or a supplier or on receipt of the commissions from an individual supplier. The Company receives overrides from certain travel suppliers in the form of commissions as well as co-op marketing earnings based on the Company's gross travel bookings with the supplier, recognized each period based upon the Company's actual attainment of predetermined target sales levels. As of January 2007 the Company has changed its revenue recognition policy such that the Company only recognizes override revenues either upon receipt of funds or confirmation of its entitlement from the travel supplier.

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

During the nine month period ended September 30, 2006 the Company recognized override revenues, based on its evaluation of the actual attainment of various supplier production goals, as of the end of each interim period. While the Company believes that its recognition of override revenue was accurate, this policy required the Company to track and measure a large number of complex agreements.

Commencing in January 2007 the Company chose to modify this policy to only recognize override revenue that had either actually been received or for which the Company was notified by a supplier that the override had been earned, and that payment was forthcoming.

The Company does not believe that the change in policy would have resulted in a material difference in the revenue amounts recognized for the years ended December 31, 2005 and 2006.

Accounting estimates are an integral part of the financial statements prepared by management and are based on management's current judgments. Those judgments are normally based on knowledge and experience about past and current events and on assumptions about future events. Commission revenue for reservations is paid to the Company by the travel suppliers, typically upon completion of the travel associated with the reservation. Because the average time lag between booking date and commission payment date is approximately nine months, the company recognizes a reserve against revenues for bookings that may not produce a collectible commission due to possible cancellations or other factors. For the nine months ended September 30, 2007 the company recognized a reserve equal to 15% of the gross commissions generated. The reserve for the nine months ended September 30, 2007 was reduced to 15% from the level of 25% that was used for the year ended December 31, 2006. Management believes that this reduction in the reserve percentage was appropriate due to its implementation of improved internal processes for capturing data used to record revenues. The improved process consists of a more detailed review of reservations bookings made by its travel agents. As part of this review the Company is better able to eliminate or correct errors in the raw data, thereby reducing the percentage reserve requirements that were previously applied.

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

INTANGIBLE ASSET

The Company acquired a client list for $55,125 in order to promote sales. The Company believes that the client list has a minimal useful life of five years and is amortizing it over that time. If it should lose value prior to the five years the Company will write it off earlier. The amortization for the nine months ended September 30, 2007 and September 30, 2006 was $6,423 and $3,680 respectively.

Management reviews, on an annual basis, the carrying value of its intangible asset in order to determine whether impairment has occurred. Impairment is based on several factors including the Company's projection of future discounted operating cash flows. If an impairment of the carrying value were to be indicated by this review, the Company would perform the second step of the impairment test in order to determine the amount of impairment, if any. There was no impairment charge during the nine months ended September 30, 2007 and September 30, 2006.

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

The following table reconciles basic earnings per share and diluted earnings per share and the related weighted average number of shares outstanding for the three and nine months ended September 30, 2007:

                          DISCLOSURE FOR RECONCILIATION
                              OF BASIC AND DILUTED
                               EARNINGS PER SHARE

                                            For the Three Months Ended September 30, 2007
                                             -------------------------------------------
                                               Income           Shares         Per-share
                                             (Numerator)     (Denominator)      Amount
                                             ----------       ----------      ---------
Net income/(loss)                            $ (527,947)              --         --

BASIC EPS
Income available to common stockholders      $ (527,947)      49,111,116      $  (0.01)
Options                                              --                0         --
Warrants
                                             ----------       ----------      ---------
DILUTED EPS
Income available to common
stockholders + assumed conversions           $ (527,947)      49,111,116      $  (0.01)
                                             ==========       ==========      =========

                                             For the Nine months Ended September 30, 2007
                                             -------------------------------------------
                                               Income           Shares         Per-share
                                             (Numerator)     (Denominator)      Amount
                                             ----------       ----------      ---------
Net income                                   $1,947,178

BASIC EPS
Income available to common stockholders      $1,947,178      49,004,804      $   0.04
Options                                                              --
Warrants                                                        422,148
                                             ----------      ----------      ---------

DILUTED EPS
Income available to common
stockholders + assumed conversions           $1,947,178      49,426,952      $   0.04
                                             ==========      ==========      =========

                                       11

Stock warrants to purchase 11,850,144 shares of common stock at exercise prices ranging from $0.50 to $1.00 per share were outstanding during the three and nine months ended September 30, 2007 but were not included in the computation of diluted EPS because the warrants' exercise price was greater than the market price of the common shares as of September 30, 2007. The warrants were still outstanding on September 30, 2007 and expire in 2011.


ACCRUED LIABILITY RELATED TO WARRANTS AND STOCK PURCHASE RIGHTS

The Company accounts for freestanding derivative financial instruments potentially settled in its own common stock under Emerging Issues Task Force ("EITF") Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." As the Company potentially did not have, prior to June 21, 2007, sufficient authorized shares available to settle its open stock-based contracts, the initial fair value of the applicable contracts (consisting primarily of non-employee stock warrants and rights to purchase common stock- (see Note 5) has been classified as "accrued liability related to warrants and stock purchase rights" on the accompanying balance sheet and measured subsequently at fair value (based on a Black-Scholes computation), with gains and losses included in the statement of operations. The accrued liability had a balance of $8,281,373 at December 31, 2006.

On June 21, 2007 the Company's Articles of Incorporation were amended to increase the number of authorized shares to 210 million, consisting of 10 million shares of Preferred Stock and 200 million shares of Common Stock. As of this amendment the Company has sufficient authorized shares available to settle its open stock-based contracts. As a result the Company revalued the accrued liability related to warrants and stock purchase rights to reflect the closing price of $0.78 for the Company's common stock as of June 21, 2007. The Company recorded a gain of $3,457,265 for the nine months ended September 30, 2007. In addition as of June 21, 2007 the Company reclassified the remaining liability of $4,834,720 as Common Stock.


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

4.  RESTATEMENT OF FINANCIAL STATEMENTS

In connection with the preparation of the December 31, 2006 audit of the Company's financial statements and letters of comment received from the Securities and Exchange Commission, we determined that there were errors in the accounting treatment and reported amounts in our previously filed financial statements. As a result, we determined to restate our financial statements for the nine months ended September 30, 2006.

In connection with the restatement, we are designing internal procedures and controls for purposes of the preparation and certification of our financial statements going forward. In this process, we identified certain errors in accounting determinations and judgments, which have been reflected in the restated financial statements.

These restated financial statements include adjustments related to the following:

Cash and Accrued expenses: During the year ended December 31, 2006, the Company issued cash disbursements totaling $144,068. These cash disbursements were reconciling items for an extended period of time and management determined that the disbursements should have been voided and reissued. Accordingly, the balances for cash and accrued expenses have been increased by $144,068 at September 30, 2006. The above adjustment did not affect previously reported cash balances as of December 31, 2005.

Accrued liability related to warrants and stock purchase rights and Loss on fair value of warrants and stock purchase rights: During 2006, the Company had issued more shares of its common stock and other common stock equivalents including warrants and stock options which exceeded the authorized shares of common stock that the Company could issue. Accordingly, $1,610,061 and $3,302,671 of accrued liability expense for the loss on fair value of warrants and stock purchase rights was recognized as of and for the three and nine months ended September 30, 2006. The September 30, 2006, financial statements, reflect these adjustments. The above adjustment did not affect previously reported cash balances as of December 31, 2005.

On June 21, 2007 the Company's Articles of Incorporation were amended to increase the number of authorized shares to 210 million, consisting of 10 million shares of Preferred Stock and 200 million shares of Common Stock. As of this amendment the Company has sufficient authorized shares available to settle its open stock-based contracts. Originally the Company accounted for this transaction as a Gain on the fair value of warrants and stock purchase rights and recorded gains of $6,858,989 and 8,281,373 for the three and nine months ended September 30, 2007. The Company has now determined that in compliance with EITF 00-19 the correct accounting was to revalue the liability as of June 21, 2007. As a result the Company revalued the accrued liability related to warrants and stock purchase rights to reflect the closing price of $0.78 for the Company's common stock as of June 21, 2007. The Company recorded a gain of $3,457,265 for the nine months ended September 30, 2007. In addition as of June 21, 2007 the Company reclassified the remaining liability of $4,834,720 as Common Stock.

General & Administrative Expenses: During the three and nine months ended September 30, 2006, the Company recognized an additional $1.011 and $181,865 in compensation expense for the issuance of stock options to employees.

The following financial statement line items were corrected for the three and nine months ended September 30, 2006 and 2007.

Nine months ended September 30, 2006
                                                As originally
                                                  presented           Restated
                                                  ---------           --------
Loss on fair value of warrants                            0         $(3,302,671)
And stock purchase rights
Loss before income taxes                        $  (277,347)        $(3,761,883)
Net Loss                                        $  (278,629)        $(3,763,165)
Net Loss per Share
Basic                                           $     (0.01)        $     (0.09)

Three months ended September 30, 2006
                                                As originally
                                                  presented           Restated
                                                  ---------           --------
Loss on fair value of warrants                            0         $(1,610,061)
And stock purchase rights
Income/(loss) before income taxes               $   (46,202)        $(1,657,274)
Net Income/(loss)                               $   (47,484)        $(1,658,556)
Net Income/(loss) per Share
Basic                                           $     (0.00)        $     (0.04)


5. PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

                                                                   September 30,
                                                                        2007
                                                                    ---------
Office furniture/computers                                          $ 331,614
Booking engine software                                                67,265
Web sites                                                             130,262
                                                                    ---------
                                                                      529,141

Less: accumulated depreciation                                       (162,653)
                                                                    ---------

                                                                    $ 366,488
                                                                    =========

6. CAPITAL STOCK COMMON STOCK

During the three months ended September 30, 2007, the Company issued 30,000 common shares for services for a total of $21,000. During the nine months ended September 30, 2007, the Company issued 354,999 common shares for services for a total of $243,294.

At September 30, 2007 the Company has 12,435,859 warrants outstanding to purchase shares of common stock at exercise prices ranging from $0.35 to $1.00. The warrants have lives of one to five years remaining.

On June 21, 2007, we filed a certificate of amendment to our Articles of Incorporation. The amendment changed the name of the Company from "Joystar, Inc." to "Travelstar, Inc." The amendment also increased our authorized capital from 50,000,000 shares of common stock and 10,000,000 shares of preferred stock to 200,000,000 shares of common stock and 10,000,000 shares of preferred stock. The amendment was approved by our Board of Directors and by written consent of the holders of a majority of our common stock.

7. STOCK OPTIONS

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

The purchase price of the common stock subject to each Incentive Stock Option shall not be less than the fair market value (as determined in the 2003 Plan), or in the case of the grant of an Incentive Stock Option to a principal stockholder, not less than 110% of fair market value of such common stock at the time such option is granted. The purchase price of the common stock subject to each Nonstatutory Stock Option shall be determined at the time such option is granted, but in no case less than 100% of the fair market value of such shares of common stock at the time such option is granted. The options expire after 10 years from the date of grant and 5 years from the date of grant for a ten-percent shareholder, as defined. The options are excercisable over a period as determined by the Board of Directors and are subject to restrictions on transfer, repurchase and right of first refusal.

On December 13, 2005, the Company authorized for two of its officers to receive 1,500,000 shares of common stock. The shares were valued at $330,000 or $0.22 per share. The shares are considered subscribed and not issued at September 30, 2007. The Company charged $330,000 to compensation expense during the year ended December 31, 2005.

The following table summarizes activity for all stock options for the nine months ended September 30, 2007:

                                                             2007
                                                    ---------------------------
                                                                       WEIGHTED
                                                                       AVERAGE
                                                     NUMBER OF         EXERCISE
                                                      SHARES            PRICE
                                                    ----------       ---------

Outstanding, beginning of period                     4,137,600       $   0.53
Granted                                                794,000           1.26
Exercised                                                   --             --
Forfeited and expired                                 (261,000)         (0.50)
                                                    ----------       ---------

Outstanding, end of period                           4,670,600       $   0.55
                                                    ==========       =========

Options exercisable, end of period                     943,000       $   0.53

Weighted average fair value of options granted
during the year                                     $     0.11
                                                    ==========       =========

The fair value of the stock options granted during the nine months ended September 30, 2007 was approximately $90,000 or $0.11 per stock option, and was determined using the Black Scholes option pricing model. The factors used for the nine months ended September 30, 2007, were the option exercise price of $0.50 to $1.50 per share, a 5 year life of the options, volatility measure of 47.5%, a dividend rate of 0% and a risk free interest rate of 4.54% for 2007.

The following table summarizes information about stock options outstanding at September 30, 2007, with exercise prices equal to the fair market value on the date of grant with no restrictions on exercisability after vesting:


                              OPTIONS OUTSTANDING                                  OPTIONS EXERCISABLE
                      ----------------------------------                     ----------------------------
                                            WEIGHTED-
                                             AVERAGE
                                            REMAINING         WEIGHTED-                         WEIGHTED
                                           CONTRACTUAL         AVERAGE                           AVERAGE
RANGE OF EXERCISE         NUMBER              LIFE            EXERCISE          NUMBER          EXERCISE
      PRICES           OUTSTANDING         (IN YEARS)           PRICE         EXERCISABLE         PRICE
---------------------------------------------------------------------------------------------------------
$0.50 to $1.50          4,670,600             4.00          $     0.53          943,000        $    0.53
=========================================================================================================

As of September 30, 2007, there was approximately $567,000 in unrecognized compensation cost related to unvested stock options. The amount of unrecognized compensation cost will be recognized over its weighted average life of approximately four years.

8. Subsequent Events

On September 17, 2007 the Company's 2003 Equity Compensation Plan was amended to provide for grants of options stock based awards up to an aggregate of 5,000,000 shares of common stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our condensed financial statements and notes to those statements. The discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those expressed or implied in these forward-looking statements as a result of various factors, including those set forth at the end of this section under "Factors That May Impact Our Results of Operations".

CAUTIONARY AND FORWARD LOOKING STATEMENTS

In addition to statements of historical fact, this prospectus contains forward-looking statements. The presentation of aspect of our future found herein is subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "intend", or "could" or the negative variations thereof or comparable terminology are intended to identify forward-looking statements.

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. Important facts that could prevent us from achieving any stated goals include, but are not limited to, the following:

(a) volatility or decline of the our stock price;

(b) potential fluctuation in quarterly results;

(c) our failure to earn revenues or profits;

(d) inadequate capital to continue or expand its business, inability to raise additional capital or financing to implement our business plans;

(e) failure to commercialize our technology or to make sales;

(f) rapid and significant changes in markets;

(g) litigation with or legal claims and allegations by outside parties

(h) insufficient revenues to cover operating costs.

There is no assurance that we will be profitable, and we may not be able to successfully develop, manage or market our products and services. We may not be able to attract or retain qualified executives and technology personnel and our products and services may become obsolete. Government regulation may hinder our business. Additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of warrants and stock options, and other risks inherent in our businesses.

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

Tens of thousands of travel agents who are closing their storefront agencies and moving to a home-based operation are creating a value migration in the rapidly emerging host travel agency model. Because of our strong value proposition, we have been very successful in attracting profession travel agents and at the same time, eroding our competitors' market share. Since going to market with our hosting programs in August 2004, Travelstar has signed up over5,000 travel agents making it one of the fastest growing and largest leisure travel network in the industry.

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

Accounting estimates are an integral part of the financial statements prepared by management are based on management's current judgments. These judgments are normally based on knowledge and experience about past and current events and on assumptions about future events. Actual results may differ from our estimates under different assumptions or conditions.

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

Commission revenue for reservations is paid to the Company by travel suppliers, typically upon completion of the travel associated with the reservation. Because the average time lag between booking date and commission payment date is approximately nine months, the Company recognizes a reserve against revenues for bookings that may not produce a collectible commission due to possible cancellations or other factors. For the year ended December 31, 2006, the Company recognized a reserve equal to 25% of the gross commissions earned. The Company will be monitoring receivables and adjusting the reserve levels on a regular basis, as required.

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

OPERATING METRICS

Gross travel bookings represent the total dollar value of transactions booked for both agency and merchant transactions, recorded at the time of booking reflecting the total price due for travel, including taxes, fees and other charges, and are generally not reduced for cancellations and refunds. The term "gross travel bookings" is a "non-GAAP financial measure", as such term is defined by the Securities and Exchange Commission, and may differ from non-GAAP financial measures used by other companies. The measure of "gross travel bookings" is in no way derived from the financial statements. Revenue recorded in the Company's financial statements represents a percentage of commissions or ticketing fees paid by travel suppliers on travel bookings, membership services revenue and override commissions from travel suppliers. The Company believes that the measure "gross travel bookings" is useful for investors to evaluate the Company's future ongoing performance because they enable a more meaningful comparison of the activity levels of the Company's travel agent network with its historical results from prior periods.

RESULTS OF OPERATIONS

Please refer to the financial statements, which are a part of this report, for further information regarding the results of operations of the Company.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2006

GROSS TRAVEL BOOKINGS

Gross travel bookings for the three months ended September 30, 2007 increased to $24.6 million compared to $16.2 million for the three months ended September 30, 2006..

REVENUE
Revenues for the three months ended September 30, 2007 were $2,076,963 compared to $2,114,540 for the three months ended September 30, 2006. While gross travel bookings increased, this was offset by the fact that the Company took a reserve against revenues of 15% in the three months ended September 30, 2007, while no reserve was taken in the three months ended September 30, 2006. As of January 2007 the Company has changed its revenue recognition policy such that the Company only recognizes override revenues either upon receipt of funds or confirmation of entitlement from the travel supplier. As a result, during the three months ended September 30, 2007 the Company recognized $21,820 in override revenue, compared with $181,007 during the three months ended September 30, 2006. See the discussion of reserves in Note 2 to the Financial Statements.

SELLING AND MARKETING

Selling and marketing expenses relate to direct advertising and distribution expense, including traffic generation from Internet, search engines, private label and affiliate programs. The remainder of the expense relates to personnel costs, including staffing in our Agent Support Services and Preferred Supplier Relations to enhance supplier commission levels. Marketing and sales expenses for the three months ended September 30, 2007 were $1,702,965 compared to $1,308,643 for the three months ended September 30, 2006. The increase of $394,052 was primarily due to the increased payments to our travel agents as a result of their increased sales levels. Selling and marketing expenses relate to travel agent commissions, direct advertising and distribution expense, including traffic generation from Internet, search engines, private label and affiliate programs.

GENERAL AND ADMINISTRATIVE

General and Administrative expenses for the three months ended September 30, 2007 decreased to $771,967 from $800,477 for three months ended September 30, 2006. The decrease was primarily due to reductions in employee compensation, professional fees, telephone and travel expenses. We expect absolute amounts spent on corporate personnel and professional service to increase over time as we develop new business units requiring additional headcount and continue incurring incremental costs associated with being a public company.

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

Technology and content expenses for the three months ended September 30, 2007 were $141,963 compared to $52,633 for the three months ended September 30, 2006. Given the increasing complexity of our business, geographic expansion, increased supplier integration, service-oriented architecture improvements and other initiatives, we expect absolute amounts spent in technology and content to increase over time. The Company recently hired a Chief Technology Officer.

ACCRUED LIABILITY RELATED TO WARRANTS AND STOCK PURCHASE RIGHTS

The Company accounts for freestanding derivative financial instruments potentially settled in its own common stock under Emerging Issues Task Force ("EITF") Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." As the Company potentially did not have, prior to June 21, 2007, sufficient authorized shares available to settle its open stock-based contracts, the initial fair value of the applicable contracts (consisting primarily of non-employee stock warrants and rights to purchase common stock- (see Note 5) has been classified as "accrued liability related to warrants and stock purchase rights" on the accompanying balance sheet and measured subsequently at fair value (based on a Black-Scholes computation), with gains and losses included in the statement of operations. The accrued liability had a balance of $8,281,373 at December 31, 2006.

On June 21, 2007 the Company's Articles of Incorporation were amended to increase the number of authorized shares to 210 million, consisting of 10 million shares of Preferred Stock and 200 million shares of Common Stock. As of this amendment the Company has sufficient authorized shares available to settle its open stock-based contracts. As a result the Company revalued the accrued liability related to warrants and stock purchase rights to reflect the closing price of $0.78 for the Company's common stock as of June 21, 2007. The Company recorded a gain of $3,457,265 for the nine months ended September 30, 2007. In addition as of June 21, 2007 the Company reclassified the remaining liability of $4,834,720 as Common Stock.

Net other income for the three months ended September 30, 2007 was $11,985 compared to a loss of $(1,610,061) in the three months ended September 30, 2006..


PROFITABILITY/LOSS

Net loss for the three months ended September 30, 2007 was $(527,947)compared to a net loss of $(1,658,556) for the three months ended September 30, 2006.


NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2006 GROSS TRAVEL BOOKINGS


Gross travel bookings for the nine months ended September 30, 2007 increased to $70.2 million compared to $49.3 million for the nine months ended September 30, 2006.

REVENUE

Revenues for the nine months ended September 30, 2007 were $6,799,992 compared to $6,850,791 for the nine months ended September 30, 2006. While gross travel bookings increased, this was offset by the fact that the Company took a reserve against revenues of 15% in the nine months ended September 30, 2007, while no reserve was taken in the nine months ended September 30, 2006.

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

Marketing and sales expenses for the nine months ended September 30, 2007 were $5,743,406 compared to $4,208,591 for the nine months ended September 30, 2006. The increase was primarily due to the increased payments to our travel agents as a result of their increased sales levels. Selling and marketing expenses relate to travel agent commissions, direct advertising and distribution expense, including traffic generation from Internet, search engines, private label and affiliate programs.

GENERAL AND ADMINISTRATIVE

General and Administrative expenses for the nine months ended September 30, 2007 decreased to $2,317,259 from $2.965,856 for nine months ended September 30, 2006. The decrease was primarily due to reductions in employee compensation, professional fees, telephone and travel expenses. We expect absolute amounts spent on corporate personnel and professional service to increase over time as we develop new business units requiring additional headcount and continue incurring incremental costs associated with being a public company.

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

Technology and content expenses for the nine months ended September 30, 2007 were $297,099. Given the increasing complexity of our business, geographic expansion, increased supplier integration, service-oriented architecture improvements and other initiatives, we expect absolute amounts spent in technology and content to increase over time. The Company recently hired a Chief Technology Officer.

ACCRUED LIABILITY RELATED TO WARRANTS AND STOCK PURCHASE RIGHTS

The Company accounts for freestanding derivative financial instruments potentially settled in its own common stock under Emerging Issues Task Force ("EITF") Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." As the Company potentially did not have, prior to June 21, 2007, sufficient authorized shares available to settle its open stock-based contracts, the initial fair value of the applicable contracts (consisting primarily of non-employee stock warrants and rights to purchase common stock- (see Note 5) has been classified as "accrued liability related to warrants and stock purchase rights" on the accompanying balance sheet and measured subsequently at fair value (based on a Black-Scholes computation), with gains and losses included in the statement of operations. The accrued liability had a balance of $8,281,373 at December 31, 2006.

On June 21, 2007 the Company's Articles of Incorporation were amended to increase the number of authorized shares to 210 million, consisting of 10 million shares of Preferred Stock and 200 million shares of Common Stock. As of this amendment the Company has sufficient authorized shares available to settle its open stock-based contracts. As a result the Company revalued the accrued liability related to warrants and stock purchase rights to reflect the closing price of $0.78 for the Company's common stock as of June 21, 2007. The Company recorded a gain of $3,457,265 for the nine months ended September 30, 2007 compared with losses of $3,302,671 for the nine months ended September 30, 2006. In addition as of June 21, 2007 the Company reclassified the remaining liability of $4,834,720 as Common Stock.

Net other income for the nine months ended September 30, 2007 was $3,504,950 compared to an expense of $(3,302,671) in the nine months ended September 30, 2006. This change was primarily due to a reduction in the Accrued Liability Related to Warrants and Stock Purchase Rights.

PROFITABILITY/LOSS

Net income for the nine months ended September 30, 2007 was $1,947,178 compared to a net loss of $(3,763,165) for the nine months ended September 30, 2006.

The increase in net income was due to the reduction in the provision of the accrued liability of related to warrants and stock purchase rights in the nine months ended September 30, 2007. The Company's operating loss for the nine months ended September 30, 2007 was $(1,557,772) compared to an operating loss of $(459,212) for the nine months ended September 30, 2006.

Our business continues to be dominated by complex leisure travel. Commission revenue for these types of bookings is paid to the company by travel suppliers, typically upon completion of the travel. Because the average time lag between booking travel and receiving the commission is approximately nine months, we determined it prudent to recognize a reserve against revenues for the possibility of cancellations or other factors. Therefore, we recognized a reserve equal to 15% of the gross commissions generated for the nine months ended September 30, 2007. The Company will be monitoring receivables and adjusting the reserve levels on a regular basis, as required.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash balance at September 30, 2007 was $977,582 as compared to $2,246,929 at December 31, 2006. The principal reason for the decline in cash was the Company's operating loss during the nine months ended September 30, 2007, of $1,557,772. The Company has funded certain expenses by issuing shares for compensation and services. During the nine months ended September 30, 2007 the Company issued $243,294 in shares for services. Typically there is approximately a six to nine month lag between when the Company's travel agents make a sale and when the commission on this sale is paid by the supplier. This results in an increase in Accounts Receivable as the Company's sales grow. During the nine months ended September 30, 2007 Accounts Receivable increased by $684,457 as a result of the growth of the Company's sales. Offsetting this increased use of cash, the Company's Accounts Payable to its travel agents and other vendors increased by $684,349. During the nine months ended September 30, 2006 the Company invested $179,192 in Property, Plant and Equipment, primarily consisting of computer equipment and the capitalization of certain software development associated with new internet sites that the Company was preparing to launch. This compares with $82,083 invested in Property, Plant and Equipment during the nine months ended September 30, 2006.

Item 3.  Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of September 30, 2007, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the quarter ended September 30, 2007, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

                                           TRAVELSTAR, INC.
Date:November 20, 2007
                                           By: /s/ William Alverson
                                               ---------------------------------
                                               Chief Executive Officer

                                           By: /s/ Jerry Galant
                                               ---------------------------------
                                               Chief Financial Officer