Form 10QSB/A
period 2006-03-31
Travelstar, Inc.
filed 2007-12-10
CIK 1085661

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                (Amendment No. 1)


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

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

(a)      Balance Sheets                                                      3
(b)      Statements of Operations                                            4
(c)      Statement of Stockholders' Equity (deficit)                         5
(d)      Statements of Cash Flows                                            6
(e)      Notes to Financial Statements                                       7

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations                   12

Item 3.  Controls and Procedures                                            14

PART II. OTHER INFORMATION                                                  15

Item 1.  Legal Proceedings

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6.                                                                      16
(a) Exhibits
(b) Reports on Form 8K

SIGNATURES AND CERTIFICATES                                                  17

                                  JOYSTAR, INC.
                                 BALANCE SHEETS


                                                   March 31, 2006    December 31,
                                                     (UNAUDITED)         2005
                                                     (Restated)       (Restated)
                                                    ------------     ------------
ASSETS

Current assets:
   Cash                                             $  1,029,120     $    218,948
   Commission receivables                              1,131,695          398,827
   Prepaid expenses                                       76,072           48,572
                                                    ------------     ------------
    Total current assets                               2,236,887          666,347

Property and equipment, net                              182,957          138,723

Intangible asset                                          53,285           54,205

                                                    ------------     ------------
    Total assets                                    $  2,473,129     $    859,275
                                                    ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Accounts payable                                 $    172,591     $    198,814
   Accounts payable-merchants                            174,908          321,643
   Accrued salaries                                       71,896           46,786
   Accrued expenses                                      128,865          128,865
   Accrued payroll taxes                                 591,454          412,258
   Accrued rent                                           34,500           35,000
   Accrued Liability related to warrants
   and stock purchase rights                             940,502               --
   Loans from shareholder                                    472              472
                                                    ------------     ------------
     Total current liabilities                         2,115,188        1,143,838

Commitments and contingency                                   --               --

Stockholders' equity (deficit):
   Preferred stock, no par value, 10,000,000
      shares authorized; none issued                          --               --
   Common stock, no par value, 50,000,000
      shares authorized; 40,301,485 and
      34,103,309 shares issued and outstanding
      at March 31, 2006 and December 31, 2005
      respectively                                    10,254,611        7,952,026
   Stock issued for deferred compensation               (292,500)        (356,000)
   Stock subscribed not issued, 1,727,333
    shares at March 31, 2006 and 2,584,476
    shares at December 31, 2005, respectively            534,800          834,800
   Accumulated (deficit)                             (10,138,970)      (8,715,389)
                                                    ------------     ------------
     Total stockholders' equity (deficit)                357,941         (284,563)

                                                    ------------     ------------
     Total liabilities and stockholders'
       Equity (Deficit)                             $  2,473,129     $    859,275
                                                    ============     ============


    The accompanying notes are an integral part of these financial statements


                                        JOYSTAR, INC.
                                  STATEMENTS OF OPERATIONS
                                       (UNAUDITED)

-----------------------------------------------------------------------------------------

                                                          For the three    For the three
                                                          months ended      months ended
                                                         March 31, 2006    March 31, 2005
                                                           (Restated)        (Restated)
                                                         --------------    --------------

Revenue                                                   $  2,182,672     $    120,575
                                                          ------------     ------------

Operating expenses:
  Selling and marketing                                      1,480,238          282,048
  General and administrative                                  1,128,422          504,193
  Technology and content                                        57,091               --
                                                          ------------     ------------
Total operating expenses                                     2,665,751          786,241
                                                          ------------     ------------

Operating loss                                                (483,079)        (665,666)

Interest expense                                                    --               --
Loss on fair value of warrants
and stock purchase rights                                     (940,502)              --
                                                          ------------     ------------

Loss before income taxes                                    (1,423,581)        (665,666)
Income tax provision                                                --               --
                                                          ------------     ------------
Net loss                                                  $ (1,423,581)    $   (665,666)
                                                          ============     ============

Loss per share-basic and diluted                          $      (0.04)    $      (0.03)
                                                          ============     ============


Weighted average number of common shares outstanding        37,781,741       23,438,466
                                                          ============     ============


        The accompanying notes are an integral part of these financial statements


                                                            JOYSTAR, INC.
                                             STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                                                             (Restated)


                                            COMMON STOCK            Stock issued        Stock                              Total
                                    ----------------------------        for           Subscribed                       Stockholders'
                                      Number of                       Deferred           not           Accumulated        Equity
                                        Shares         Amount       Compensation        Issued          (Deficit)        (Deficit)
                                    ------------    ------------    ------------     ------------     ------------     ------------
Balance at December 31, 2005          34,103,309    $  7,952,026    $   (356,000)    $    834,800     $ (8,715,389)    $   (284,563)

Stock issued for services                246,455          91,901              --               --               --           91,901
Stock issued for cash                  5,951,721       2,049,102              --         (300,000)              --        1,749,102
Deferred compensation earned                  --              --          63,500               --               --           63,500
Share based compensation                                 161,582                                                            161,582
Net loss                                      --              --              --               --       (1,423,581)      (1,423,581)
                                    ------------    ------------    ------------     ------------     ------------     ------------
Balance March 31, 2006 (Unaudited)    40,301,485    $ 10,254,611    $   (292,500)    $    534,800     $ (10,138,970)    $    357,941
                                    ============    ============    ============     ============     ============     ============


                              The accompanying notes are an integral part of these financial statements


                                     JOYSTAR, INC.
                               STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)
----------------------------------------------------------------------------------------

                                                         For the three    For the three
                                                          months ended     months ended
                                                         March 31, 2006   March 31, 2005
                                                         (Restated)        (Restated)
                                                         --------------   --------------

Cash flows from operating activities:
   Net loss                                                $(1,423,581)    $  (665,666)

Adjustments to reconcile net loss to net cash
 used in operating activities:
    Depreciation                                                11,049           2,889
    Stock issued for services                                  155,401         274,750
    Share based compensation                                   161,582
    Non-cash expense                                               102              --
Changes in assets and liabilities:
    (Increase) in prepaid expenses                             (27,500)        (23,936)
    (Increase) in other receivables                           (732,767)         (2,354)
    (Decrease) increase in accounts payable                   (173,459)         13,472
    Increase in accrued salaries and payroll
      Taxes                                                    204,306         100,643
    Increase in Accrued Liability related to warrants
      And stock purchase rights                                940,502              --
                                                           -----------     -----------

       Net cash used in operating activities                  (884,465)       (300,202)
                                                           -----------     -----------

Cash flows from investing activities:
    Acquisition of property and equipment                      (54,363)        (14,000)
                                                           -----------     -----------

      Net cash used in investing activities                    (54,363)        (14,000)
                                                           -----------     -----------

Cash flows from financing activities:
   Loans from shareholders                                          --         105,997
   Issuance of common stock                                  1,749,000              --
                                                           -----------     -----------

     Net cash provided by financing activities               1,749,000         105,997
                                                           -----------     -----------

Increase (Decrease) in cash                                    810,172        (208,205)
Cash at the beginning of the year                              218,948         283,869
                                                           -----------     -----------

Cash at the end of the period                              $ 1,029,120     $    75,664
                                                           ===========     ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
  Issuance of stock for services                           $   155,401     $   274,750
                                                           ===========     ===========
  Share based compensation                                 $   161,582     $        --
                                                           ===========     ===========
  Income taxes paid                                        $        --     $        --
                                                           ===========     ===========
  Interest paid                                            $        --     $        --
                                                           ===========     ===========
  Subscribed shares issued                                 $   300,000     $   200,000
                                                           ===========     ===========
Shares issued for accrued prior year compensation          $    63,500     $    68,250
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

The Company generates membership services revenue derived from the operation of the host-agency model in which the Company provides support services to travel agents. These revenues include fee-based month-to-month non-obligatory payments, set-up fees and ongoing membership dues for members in renewal periods paid annually.

The Company receives overrides from certain travel suppliers in the form of commissions as well as co-op marketing earnings based on the Company's gross travel bookings with the supplier recognized each period based upon the Company's actual attainment of predetermined target sales levels.

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


ACCRUED LIABILITY RELATED TO WARRANTS AND STOCK PURCHASE RIGHTS

The Company accounts for freestanding derivative financial instruments potentially settled in its own common stock under Emerging Issues Task Force ("EITF") Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." As the Company potentially does not have sufficient authorized shares available to settle its open stock-based contracts, the initial fair value of the applicable contracts (consisting primarily of non-employee stock warrants and rights to purchase common stock - (see Note 4) has been classified as "accrued liability related to warrants and stock purchase rights" on the accompanying balance sheet and measured subsequently at fair value (based on a Black-Scholes computation), with gains and losses included in the statement of operations. The accrued liability had a balance of $940,502 at March 31, 2006.

         NET LOSS PER SHARE
         ------------------
         In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128 "Earnings Per Share" which requires the Company to present basic and diluted earnings per share, for all periods presented. The computation of loss per common share (basic and diluted) is based on the weighted average number of shares actually outstanding during the period. The Company has common stock equivalents, including warrants, which would dilute earnings per share.

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


4. COMMON STOCK
   ------------

         During the three months ended the Company issued 246,455 shares of common stock for services for $91,901 and 5,951,721 shares of common stock for cash for $2,049,102 of which $300,000 shares had been subscribed.

         At March 31, 2006 the Company has 12,478,161 warrants outstanding to purchase shares of common stock at exercise price between $0.35 and $0.50. The warrants have remaining lives of one to five years remaining.

         During the three months ended March 31, 2006, two officers earned $63,500 in deferred stock Compensation.

5.  RESTATEMENT OF FINANCIAL STATEMENTS

In connection with the preparation of audit of the December 31, 2006 audit of the Company's financial statements and letters of comment received from the Securities and Exchange Commission, we determined that there were errors in the accounting treatment and reported amounts in our previously filed financial statements. As a result, we determined to restate our financial statements for both the year ended December 31, 2006 and the interim financial periods.

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

These restated financial statements include adjustments related to the following:

Accrued liability related to warrants and stock purchase rights and Loss on fair value of warrants and stock purchase rights: During 2006, the Company had issued more shares of its common stock and other common stock equivalents including warrants and stock options which exceeded the authorized shares of common stock that the Company could issue. Accordingly, $940,502 was added to the accrued liability and the loss on fair value of warrants and stock purchase rights was recognized as of and for the three months ended March 31, 2006. The March 31, 2006, financial statements, have been revised to reflect these adjustments. The above adjustment did not affect previously reported cash balances as of December 31, 2005.

Share compensation expense was recognized as of December 31, 2006 and included in the financial statements for the year ended December 31, 2006. The Company has determined that it should restate its financial statements for the interim financial periods to reflect share compensation expense as iincurred during the appropriate period.

The following financial statement line items were corrected for the three months ended March 31, 2006:

                                      As originally presented      Restated
                                      -----------------------      --------
Loss on fair value of warrants
  and stock purchase rights                         0            $   940,502
Share compensation expense                          0            $   161,582
Loss before income taxes                    $(321,497)           $(1,423,581)
Net Loss                                    $(321,497)           $(1,423,581)

Loss per Share                              $   (0.01)           $     (0.04)


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

         The following table summarizes annual activity for all stock options for the three month period ended March 31:

                                                               2006
                                                  ------------------------------
                                                    NUMBER      WEIGHTED AVERAGE
                                                   OF SHARES     EXERCISE PRICE
                                                   ---------     --------------

         Outstanding, beginning
            of year                                3,733,000        $   0.51
         Granted                                     135,000            0.50
         Exercised                                        --              --
         Forfeited and expired                            --              --
                                                   ---------        --------

         Outstanding, end of period                3,868,000        $   0.51
                                                   =========        ========

         Options exercisable, end of period          150,000        $   0.66

         Weighted average fair value of options
         granted during the period                 $    0.47
                                                   =========

         The fair value of the stock options granted during the three months ended March 31, 2006 and 2005, was approximately $64,000 or $0.47 per stock option, respectively, and was determined using the Black Scholes option pricing model. The factors used for the three months ended March 31, 2006, were the option exercise price of $0.50 per share, a 5 year life of the options, volatility measure of 85%, a dividend rate of 0% and a risk free interest rate ranging from of 4.95% and 4.28% for 2006. There were 150,000 stock options exercisable with a weighted average exercise price of $0.66 as of March 31, 2006.

         The following table summarizes information about stock options outstanding at March 31, 2006, with exercise prices equal to the fair market value on the date of grant with no restrictions on exercisability after vesting:

                                          OPTIONS OUTSTANDING                                    OPTIONS EXERCISABLE
                                          -------------------                                    -------------------
                                                          WEIGHTED-
                                                          AVERAGE
                                                          REMAINING         WEIGHTED-                              WEIGHTED
                                                         CONTRACTUAL        AVERAGE                                AVERAGE
                                     NUMBER                 LIFE            EXERCISE           NUMBER              EXERCISE
     RANGE OF EXERCISE PRICES      OUTSTANDING           (IN YEARS)          PRICE           EXERCISABLE            PRICE
------------------------------- ------------------ ------------------- ----------------- ------------------- --------------------
         $0.50 to $0.67             3,868,000               4.75           $   0.51            150,000             $   0.66
=============================== ================== =================== ================= =================== ====================

         As of March 31, 2006, there was approximately $496,000 in unrecognized compensation cost related to unvested stock options. The amount unrecognized compensation cost will be recognized over its weighted average life of approximately five years.

         The following table illustrates the effect on net loss and loss per share if the fair value recognition provisions of FAS 123(R) to options granted under our stock option plan was applied in the previous period:

                                                             FOR THE THREE
                                                              MONTHS ENDED
                                                             MARCH 31, 2005
                                                           ------------------

         Net loss as reported                              $         (665,666)
         Less: stock based employee compensation
            expense included in reported net loss                          --
         Add: compensation expense determined
            under fair value method, net of tax                      (161,582)
                                                           ------------------

                                                           $         (827,248)
                                                           ==================

          Net loss per common share, basic and diluted:
             As reported                                   $            (0.03)
                                                           ==================

          Pro forma net loss per common share              $            (0.04)
                                                           ------------------


7. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                     MARCH 31,     DECEMBER 31,
                                                       2006           2005
                                                     ---------      ---------

         Office furniture/computers                  $ 195,111      $ 139,313
           Booking engine software                      28,385         28,385
                                                     ---------      ---------
                                                       223,496        167,698

Less: accumulated depreciation                         (39,104)       (28,975)
                                                     ---------      ---------

                                                     $ 184,392      $ 138,723
                                                     =========      =========

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

Gross travel bookings refers to the total dollar value, inclusive of all taxes and fees, of all travel services purchased by consumers. The term "gross travel bookings" is a "non-GAAP financial measure", as such term is defined by the Securities and Exchange Commission, and may differ from non-GAAP financial measures used by other companies. The measure of "gross travel bookings" is in no way derived from the financial statements. Revenue recorded in Joystar's financial statements represents a percentage of commissions or ticketing fees paid by travel suppliers on travel bookings, membership services revenue and override commissions from travel suppliers. Joystar believes that the measure "gross travel bookings" is useful for investors to evaluate the Company's future ongoing performance because they enable a more meaningful comparison of performance with its historical results from prior periods.

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

General and Administrative

General and Administrative expenses for the quarter ended March 31, 2006 were $1,128,400, compared to $504,000 for the quarter ended March 31, 2005. The increase of $624,000 was due to increased headcount and payrolls ($351,000)in our new Miami office, share based compensation expense of $162,000, increased accounting and legal (63,000), increased rent($39,000)due to new office in Miami, and an increase in travel expenses ($26,000).

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

ACCRUED LIABILITY RELATED TO WARRANTS AND STOCK PURCHASE RIGHTS
---------------------------------------------------------------

The Company accounts for freestanding derivative financial instruments potentially settled in its own common stock under Emerging Issues Task Force ("EITF") Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." As the Company potentially does not have sufficient authorized shares available to settle its open stock-based contracts, the initial fair value of the applicable contracts (consisting primarily of non-employee stock warrants and rights to purchase common stock - (see Note 4) has been classified as "accrued liability related to warrants and stock purchase rights" on the accompanying balance sheet and measured subsequently at fair value (based on a Black-Scholes computation), with gains and losses included in the statement of operations. The accrued liability had a balance of $940,502 at March 31, 2006.

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

                                       JOYSTAR, INC.
Date: December 10, 2007
                                       By: /s/ William Alverson
                                           -------------------------------------
                                           President and Chief Executive Officer