Form 10QSB/A
period 2006-06-30
Travelstar, Inc.
filed 2007-12-10
CIK 1085661

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

                        COMMISSION FILE NUMBER 000-25973

                                  JOYSTAR, INC.
             (Exact name of registrant as specified in its charter)

         California                                       68-0406331
---------------------------------              ---------------------------------
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

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

(a)      Balance Sheets                                                      3
(b)      Statements of Operations                                            4
(c)      Statement of Stockholders' Equity (deficit)                         5
(d)      Statements of Cash Flows                                            6
(e)      Notes to Financial Statements                                       7

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations                   14

Item 3.  Controls and Procedures                                            17

PART II. OTHER INFORMATION                                                  18

Item 1.  Legal Proceedings

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6.                                                                      19
(a) Exhibits
(b) Reports on Form 8K

SIGNATURES AND CERTIFICATES                                                  20

                                      JOYSTAR, INC.
                                     BALANCE SHEETS
                                       (Unaudited)

                                                         June 30, 2006  December 31, 2005
                                                         -------------  -----------------
                                                          (Restated)
                          ASSETS

Current assets:
   Cash                                                   $    835,484    $    218,948
   Commissions receivable                                    4,047,673         398,827
   Prepaid expenses                                             68,572          48,572
                                                          ------------    ------------
    Total current assets                                     4,951,729         666,347

Property and equipment, net                                    185,922         138,723

Intangible asset                                                52,365          54,205
                                                          ------------    ------------
    Total assets                                          $  5,190,016    $    859,275
                                                          ============    ============


      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Accounts payable                                       $    167,316    $    198,814
   Accounts payable-merchants                                2,297,284         321,643
   Accrued salaries                                             91,706          46,786
   Accrued expenses                                            128,865         128,865
   Accrued payroll taxes                                       711,752         412,258
   Accrued rent                                                 34,450          35,000
   Accrued Liability related to warrants
   and stock purchase rights                                 1,692,611              --

   Loans from shareholder                                          472             472
                                                          ------------    ------------
     Total current liabilities                               5,124,456       1,143,838

Commitments and contingency                                        --               --

Stockholders' equity (deficit):
   Preferred stock, no par value, 10,000,000
      shares authorized; none issued                                --              --
   Common stock, no par value, 50,000,000
      shares authorized; 43,212,160 and
      34,103,309 shares issued and outstanding
      at June 30,, 2006 and December 31, 2005
      respectively                                          10,999,758       7,952,026
   Stock issued for deferred compensation                     (229,000)       (356,000)
   Stock subscribed not issued                                 114,800         834,800
   Accumulated (deficit)                                   (10,819,998)     (8,715,389)
                                                          ------------    ------------
     Total stockholders' equity (deficit)                       65,560        (284,563)
                                                          ------------    ------------
     Total liabilities and stockholders'
       Equity (deficit)                                   $  5,190,016    $    859,275
                                                          ============    ============

        The accompanying notes are an integral part of these financial statements


                                            JOYSTAR, INC.
                                      STATEMENTS OF OPERATIONS
                                             (UNAUDITED)


                                       For the six     For the six     For the three   For the three
                                       months ended    months ended    months ended    months ended
                                       June 30, 2006   June 30, 2005   June 30, 2006   June 30, 2005
                                        (Restated)                      (Restated)
                                       -------------   -------------   -------------   -------------
Revenue                                $  4,736,251    $    486,000    $  2,553,579    $    365,000
                                       ------------    ------------    ------------    ------------

Operating expenses:
  Selling and marketing                   2,899,948         803,455       1,419,710         520,982
  General and administrative              2,165,378       1,151,168       1,036,956         646,975
  Technology and content                     82,923              --          25,832              --
                                       ------------    ------------    ------------    ------------
Total operating expenses                  5,148,249       1,954,623       2,482,498       1,167,957
                                       ------------    ------------    ------------    ------------

Operating loss                             (411,998)     (1,468,623)         71,081        (802,957)

Interest expense                                 --          (9,641)              --         (9,641)
Loss on fair value of warrants
and stock purchase rights                (1,692,611)             --        (752,108)             --

                                       ------------    ------------    ------------    ------------

Loss before income taxes                 (2,104,609)     (1,478,624)       (681,027)       (812,598)
Income tax provision                             --              --              --              --
                                       ------------    ------------    ------------    ------------
Net loss                               $ (2,104,609)   $ (1,478,624)   $   (681,027)   $   (812,598)
                                       ============    ============    ============    ============

Loss per share basic and diluted       $      (0.05)   $      (0.06)   $      (0.02)   $      (0.03)
                                       ============    ============    ============    ============

Weighted average number of common
shares outstanding                       39,782,316      24,031,395      41,829,599      24,618,082
                                       ============    ============    ============    ============


              The accompanying notes are an integral part of these financial statements


                                                          JOYSTAR, INC.
                                           STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                                                           (Restated)


                                                  COMMON STOCK           Stock issued      Stock                         Total
                                            ---------------------------      for         Subscribed                  Stockholders'
                                             Number of                     Deferred         not        Accumulated      Equity
                                               Shares        Amount      Compensation      Issued       (Deficit)      (Deficit)
                                            ------------   ------------  ------------   ------------  ------------   ------------

Balance at December 31, 2005                  34,103,309    $7,952,026      $(356,000)       $834,800     $(8,715,389)  $(284,563)

Stock issued for services                      3,091,730      1,137,683            --       (420,000)            --       717,683
Cost of issuing stock included
   in services                                        --       (345,107)           --             --             --      (345,107)
Stock issued for cash                          6,017,121      2,074,302            --       (300,000)            --     1,774,302
Deferred compensation earned                          --             --       127,000             --             --       127,000
Share based compensation                                        180,854                                                   180,854
Net loss                                              --             --            --             --     (2,104,609)   (2,104,609)
                                            ------------   ------------  ------------    ------------  ------------   -----------
Balance June 30, 2006 (Unaudited)             43,212,160   $ 10,999,758  $   (229,000)    $  114,800   $(10,819,998)   $   65,560
                                            ============   ============  ============    ============  ============   ===========


                            The accompanying notes are an integral part of these financial statements


                                   JOYSTAR, INC.
                              STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)


                                                      For the six      For the six
                                                      months ended     months ended
                                                     June 30, 2006    June 30, 2005
                                                      (Restated)
                                                      -----------      -----------

Cash flows from operating activities:
   Net loss                                           $(2,104,609)     $(1,478,264)

Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation                                           26,358            6,739
    Stock issued for services                             499,576          531,353
    Share based compensation                              180,854
    Stock issued for interest                                  --            9,641
    Non-cash expense                                          102               --
Changes in assets and liabilities:
    (Increase)/Decrease in prepaid expenses               (20,000)           4,609
    (Increase) in other receivables                    (3,648,846)         (25,072)
    Decrease increase in accounts payable               1,944,142           45,985
    Increase in accrued salaries                           44,920            2,061
    Increase in payroll taxes                             299,494          164,786
    Increase/(decrease) in accrued rent                      (550)           7,952
    Increase in Accrued Liability related to
    Warrants and stock purchase rights                  1,692,611               --
                                                      -----------      -----------

       Net cash used in operating activities           (1,085,948)        (730,210)
                                                      -----------      -----------

Cash flows from investing activities:
    Acquisition of property and equipment                 (71,717)         (16,081)
                                                      -----------      -----------

      Net cash used in investing activities               (71,717)         (16,081)
                                                      -----------      -----------

Cash flows from financing activities:
   Loans from shareholders                                     --              470

   Issuance of common stock                             1,774,302          550,270
                                                      -----------      -----------

     Net cash provided by financing activities          1,774,302          550,740
                                                      -----------      -----------

Increase/(Decrease) in cash                               616,637         (195,551)
Cash at the beginning of the year                         218,847          283,869
                                                      -----------      -----------

Cash at the end of the period                         $   835,484      $    88,318
                                                      ===========      ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
  Issuance of stock for services                      $   499,576      $   531,353
  Share based compensation                            $   180,854      $        --
  Income taxes paid                                   $        --      $        --
  Interest paid                                       $        --      $        --
  Subscribed shares issued                            $   720,000      $   590,000
  Shares issued for accrued prior year
   compensation                                       $   127,000      $   172,038


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

         ACCRUED LIABILITY RELATED TO WARRANTS AND STOCK PURCHASE RIGHTS
         ---------------------------------------------------------------

         The Company accounts for freestanding derivative financial instruments potentially settled in its own common stock under Emerging Issues Task Force ("EITF") Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." As the Company potentially does not have sufficient authorized shares available to settle its open stock-based contracts, the initial fair value of the applicable contracts (consisting primarily of non-employee stock warrants and rights to purchase common stock - (see Notes --- and ---) has been classified as "accrued liability related to warrants and stock purchase rights" on the accompanying balance sheet and measured subsequently at fair value (based on a Black-Scholes computation), with gains and losses included in the statement of operations. The accrued liability had a balance of $1,692,611 at June 30, 2006.


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

         At June 30, 2006 the Company has 12,478,161 warrants outstanding to purchase shares of common stock at exercise price between $0.35 and $0.50. The warrants have lives of one to five years remaining.

         During the six months ended June 30, 2006, two officers earned $127,000 in deferred stock compensation.

5.  RESTATEMENT OF FINANCIAL STATEMENTS
    -----------------------------------

In connection with the preparation of audit of the December 31, 2006 audit of the Company's financial statements and letters of comment received from the Securities and Exchange Commission, we determined that there were errors in the accounting treatment and reported amounts in our previously filed financial statements. As a result, we determined to restate our financial statements for the both the year ended December 31, 2006 and the interim financial periods.

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

These restated financial statements include adjustments related to the following:

Cash and Accrued expenses: During the year ended December 31, 2006, the Company issued cash disbursements totaling $144,068. These cash disbursements were reconciling items for an extended period of time and management determined that the disbursements should have been voided and reissued. Accordingly, the balances for cash and accrued expenses have been increased by $144,068 at June 30, 2006. The June 30, 2006, financial statements, have been revised to reflect these adjustments. The above adjustment did not affect previously reported cash balances as of December 31, 2005.

Accrued liability related to warrants and stock purchase rights and Loss on fair value of warrants and stock purchase rights: During 2006, the Company had issued more shares of its common stock and other common stock equivalents including warrants and stock options which exceeded the authorized shares of common stock that the Company could issue. Accordingly, $752,108 and $1,692,611 of accrued liability and the loss on fair value of warrants and stock purchase rights was recognized as of and for the three and six months respectively ended June 30, 2006. The June 30, 2006, financial statements, have been revised to reflect these adjustments. The above adjustment did not affect previously reported cash balances as of December 31, 2005.

Share compensation expense was recognized as of December 31, 2006 and included in the financial statements for the year ended December 31, 2006. The Company has determined that it should restate its financial statements for the interim financial periods to reflect share compensation expense as incurred during the appropriate period.

The following financial statement line items were corrected for the three months ended June 30, 2006

                                               As originally
                                                 presented          Restated
                                                 ---------          --------

Loss on fair value of warrants
  and stock purchase rights                              0          $ 752,108
Share compensation expense                               0          $  19,272
Income/(loss) before income taxes                $  90,353          $(681,027)
Net Income/(Loss)                                $  90,353          $(681,027)

Earnings/(Loss) per Share $0.00 $(0.02)


The following financial statement line
items were corrected for the six months ended June 30, 2006

                                               As originally
                                                 presented          Restated
                                                 ---------          --------

Loss on fair value of warrants
  and stock purchase rights                              0          $ 1,692,611
Share compensation expense                               0          $   180,854
Loss before income taxes                       $  (231,144)         $(2,104,609)
Net Loss                                       $  (231,144)         $(2,104,609

Loss per Share                                 $     (0.01)         $     (0.05)


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

         The following table summarizes annual activity for all stock options for the six month period ended June 30:

                                                               2006
                                                  ------------------------------
                                                    NUMBER      WEIGHTED AVERAGE
                                                   OF SHARES     EXERCISE PRICE
                                                   ---------     --------------

         Outstanding, beginning
            of year                                3,733,000        $   0.51
         Granted                                     385,000            0.76
         Exercised                                        --              --
         Forfeited and expired                            --              --
                                                   ---------        --------

         Outstanding, end of period                4,118,000        $   0.53
                                                   =========        ========

         Options exercisable, end of period        1,050,600        $   0.53

         Weighted average fair value of options
         granted during the period                 $    0.50
                                                   =========


         The fair value of the stock options granted during the six months ended June 30, 2006 was approximately $189,000 and $0.50 per stock option, respectively, and was determined using the Black Scholes option pricing model. The factors used for the six months ended June 30, 2006, were the option exercise price of $0.50 per share, a 5 year life of the options, volatility measure of 85%, a dividend rate of 0% and a risk free interest rate ranging from of 4.95% and 4.28% for 2006. There were 1,050,600 stock options exercisable with a weighted average exercise price of $0.53 as of June 30, 2006.

         The following table summarizes information about stock options outstanding at March 31, 2006, with exercise prices equal to the fair market value on the date of grant with no restrictions on exercisability after vesting:

                                          OPTIONS OUTSTANDING                                    OPTIONS EXERCISABLE
                                          -------------------                                    -------------------
                                                          WEIGHTED-
                                                          AVERAGE
                                                          REMAINING         WEIGHTED-                              WEIGHTED
                                                         CONTRACTUAL        AVERAGE                                AVERAGE
                                     NUMBER                 LIFE            EXERCISE           NUMBER              EXERCISE
     RANGE OF EXERCISE PRICES      OUTSTANDING           (IN YEARS)          PRICE           EXERCISABLE            PRICE
------------------------------- ------------------ ------------------- ----------------- ------------------- --------------------
         $0.50 to $0.67             4,118,000               4.50           $   0.53           1,050,600             $   0.53
=============================== ================== =================== ================= =================== ====================

         As of June 30, 2006, there was approximately $602,000 in unrecognized compensation cost related to unvested stock options. The amount unrecognized compensation cost will be recognized over its weighted average life of approximately five years.

         The following table illustrates the effect on net loss and loss per share if the fair value recognition provisions of FAS 123(R) to options granted under our stock option plan was applied in the previous period:

                                                              FOR THE SIX
                                                              MONTHS ENDED
                                                             JUNE 30, 2005
                                                           ------------------

         Net loss as reported                              $       (1,478,624)
         Less: stock based employee compensation
            expense included in reported net loss                          --
         Add: compensation expense determined
            under fair value method, net of tax                      (161,582)
                                                           ------------------

                                                           $       (1,640,206)
                                                           ==================

          Net loss per common share, basic and diluted:
             As reported                                   $            (0.06)
                                                           ==================

          Pro forma net loss per common share              $            (0.07)
                                                           ------------------


7.  PROPERTY AND EQUIPMENT
    ----------------------

Property and equipment consist of the following:

                                                     JUNE 30,       DECEMBER 31,
                                                       2006            2005
                                                    ---------       -----------

         Office furniture/computers                 $ 209,420        $ 139,313
         Booking engine software                       28,385           28,385
                                                    ---------        ---------
                                                      237,805          167,698

Less: accumulated depreciation                        (53,493)         (28,975)
                                                    ---------        ---------

                                                    $ 184,312        $ 138,723
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

Net loss for the three months ended June 30, 2006 was $681,027 compared to a net loss of $812,598 for the three months ended June 30,2005.Net losses for the six months ended June 30, 2006 increased to $2,104,609 compared to $1,478,624 for the six months ended June 30,2005.

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

General and Administrative

General and Administrative expenses for the six months ended June 30, 2006 were $2,165,000 compared to $1,151,000 for the six months ended June 30, 2005. The increase of $1,014,000 was due primarily to increased headcount and payrolls ($580,000)in our new Miami office, share based compensation expense of $181,000, increased accounting and legal (17,000),increased rent ($61,000)due to new office in Miami, and an increase in travel expenses ($31,000).

Technology and Content

Technology and content expense includes product development expenses such as payroll and related expenses and depreciation of website development costs.

Technology and content expenses for the six months ended June 30, 2006 were $83,000 as we increased our software development and engineering teams, and increased our level of site innovation. Given the increasing complexity of our business, geographic expansion, increased supplier integration, service-oriented architecture improvements and other initiatives, we expect absolute amounts spent in technology and content to increase over time.

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

At June 30, 2006 the Company had a cash balance of $835,484 as compared to a cash balance of $218,948 at December 31, 2005.

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

                                           JOYSTAR, INC.
Date: December 10, 2007
                                           By: /s/ William Alverson
                                               ---------------------------------
                                               Chief Executive Officer