Form 10QSB/A
period 2006-09-30
Travelstar, Inc.
filed 2007-12-10
CIK 1085661

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                (Amendment No.1)

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

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

(a)      Balance Sheets                                                       3
(b)      Statements of Operations                                             4
(c)      Statement of Stockholders' Equity (deficit)                          5
(d)      Statements of Cash Flows                                             6
(e)      Notes to Financial Statements                                        7

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations                    13

Item 3.  Controls and Procedures                                             15

PART II. OTHER INFORMATION                                                   16

Item 1.  Legal Proceedings

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6.                                                                      17
(a) Exhibits
(b) Reports on Form 8K

SIGNATURES AND CERTIFICATES                                                  18

                                  JOYSTAR, INC.
                                 BALANCE SHEETS
                                  (UN-AUDITED)


                                                  September 30,   December 31,
                                                      2006            2005
                                                   (Restated)
                                                  ------------    ------------
ASSETS
Current assets:
   Cash                                           $  1,275,098    $    218,948
   Other receivables                                 3,638,454         398,827
   Prepaid expenses                                     71,727          48,572
                                                  ------------    ------------
    Total current assets                             4,985,279         666,347

Property and equipment, net                            181,898         138,723

Intangible asset, net amortization                      51,445          54,205
                                                  ------------    ------------
    Total assets                                  $  5,218,622    $    859,275
                                                  ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable                               $    156,179    $    198,814
   Accounts payable-merchants                        1,446,429         321,643
   Accrued salaries                                    124,411          46,786
   Accrued expenses                                    128,865         128,865
   Accrued payroll taxes                               972,907         412,258
   Accrued Liability related to warrants
   and stock purchase rights                                         3,302,671
   Accrued rent                                         34,525          35,000
   Loans from shareholder                                  472             472
                                                  ------------    ------------
     Total current liabilities                       6,166,459       1,143,838

Commitments and contingency                                 --              --

Stockholders' equity (deficit):
   Preferred stock, no par value, 10,000,000
      shares authorized; none issued                        --              --
   Common stock, no par value, 50,000,000
      shares authorized; 44,281,742 and
      34,103,309 shares issued and outstanding
      at September 30, 2006 and December 31,
      2005 respectively                             11,590,716       7,952,026
   Stock issued for deferred compensation             (175,000)       (356,000)
   Stock subscribed not issued, 77,733
    shares at September 30, 2006 and 2,584,476
    shares at December 31, 2005, respectively          115,001         834,800
   Accumulated (deficit)                           (12,478,554)     (8,715,389)
                                                  ------------    ------------
     Total stockholders' equity (deficit)             (947,837)       (284,563)
                                                  ------------    ------------
     Total liabilities and stockholders'
       Equity (deficit)                           $  5,218,622    $    859,275
                                                  ============    ============

    The accompanying notes are an integral part of these financial statements

                                           JOYSTAR, INC.
                                      STATEMENTS OF OPERATIONS
                                            (UN-AUDITED)

                                       For the nine    For the nine    For the three   For the three
                                       months ended    months ended    months ended    months ended
                                       September 30,   September 30,   September 30,   September 30,
                                           2006            2005             2006           2005
                                        (Restated)                      (Restated)
                                        ------------    ------------    ------------    ------------

Revenue                                $  6,850,791    $    621,000    $  2,114,540    $    135,000
                                       ------------    ------------    ------------    ------------

Operating expenses:
  Selling and marketing                   4,208,591       1,369,862       1,308,643         566,407
  General and administrative              2,965,856       1,718,975         800,477         567,807
  Technology and content                    135,556              --          52,633              --
                                       ------------    ------------    ------------    ------------
Total operating expenses                  7,310,003       3,088,837       2,161,753       1,134,214
                                       ------------    ------------    ------------    ------------

Operating loss                             (459,212)     (2,467,837)        (47,213)       (999,214)
Loss on fair value of warrants
and stock purchase rights                (3,302,671)                                     (1,610,061)
Interest expense                                 --          (9,641)             --              --
                                       ------------    ------------    ------------    ------------

Loss before income taxes                 (3,761,883)     (2,477,478)     (1,657,274)       (999,214)
Income tax provision                          1,282              --           1,282              --
                                       ------------    ------------    ------------    ------------
Net income (loss)                      $ (3,763,165)   $ (2,477,478)     (1,658,556)   $   (999,214)
                                       ============    ============    ============    ============

Loss per share-                         $     (0.09)   $      (0.10)   $      (0.04)   $      (0.03)
Basic and diluted                      ============    ============    ============    ============

Weighted average number of common
shares outstanding                       40,971,493      26,033,552      43,502,474      29,972,580
                                       ============    ============    ============    ============


             The accompanying notes are an integral part of these financial statements


                                                            JOYSTAR, INC.
                                             STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                                                           (Restated)


                                                COMMON STOCK           Stock issued       Stock                           Total
                                          -------------------------         for         Subscribed                     Stockholders'
                                          Number of                      Deferred          not         Accumulated       Equity
                                           Shares         Amount       Compensation       Issued        (Deficit)       (Deficit)
                                        ------------   ------------    ------------    ------------    ------------    ------------
Balance at December 31, 2005              34,103,309   $  7,952,026    $   (356,000)   $    834,800    $ (8,715,389)   $   (284,563)

Stock issued for services                  3,174,169      1,207,077              --        (420,000)             --         787,077
Cost of issuing stock included
   in services                                    --       (345,107)             --              --              --        (345,107)
Stock issued for cash                      7,004,264      2,594,855              --        (300,000)             --       2,294,855
Subscribed stock (400 shares)                     --             --              --             201              --             201
Deferred compensation earned                      --             --         181,000              --              --         181,000
Share based compensation                                    181,865                                                         181,865
Net loss                                          --             --              --              --      (3,763,165)     (3,763,165)
                                        ------------   ------------    ------------    ------------    ------------    ------------
Balance September 30, 2006 (Un-audited)   44,281,742   $ 11,590,716    $   (175,000)   $    115,001    $(12,478,554)   $   (947,837)
                                        ============   ============    ============    ============    ============    ============


                              The accompanying notes are an integral part of these financial statements


                                    JOYSTAR, INC.
                               STATEMENTS OF CASH FLOWS
                                     (UN-AUDITED)


                                                      For the nine    For the nine
                                                      months ended    months ended
                                                      September 30,   September 30,
                                                          2006            2005
                                                       (Restated)
                                                      -----------      -----------

Cash flows from operating activities:
   Net loss                                           $(3,763,165)     $(2,477,478)

Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization                          41,667           10,701
    Stock issued for services                             622,970          984,303
    Stock issued for interest                                  --            9,641
    Share based compensation                              181,865
Changes in assets and liabilities:
    (Increase) in prepaid expenses                        (23,155)         (30,307)
    (Increase) in other receivables                    (3,239,627)         (71,217)
    Increase (Decrease) in accounts payable               (42,635)          45,355
    Increase in accounts payable-merchants              1,124,787          226,820
    Increase in accrued salaries                           77,625           62,356
    Increase in payroll taxes                             560,649          191,727
    (Decrease) in accrued rent                               (475)              --
    Increase in accrued liability relating to
    Warrants and stock purchase rights                  3,302,671
                                                      -----------      -----------
       Net cash used in operating activities           (1,156,823)      (1,048,099)
                                                      -----------      -----------

Cash flows from investing activities:
    Acquisition of property and equipment                 (82,083)         (80,343)
                                                      -----------      -----------

      Net cash used in investing activities               (82,083)         (80,343)
                                                      -----------      -----------

Cash flows from financing activities:
   Loans from shareholders                                     --              472
   Subscribed stock                                           201               --
   Issuance of common stock                             2,294,855        1,158,632
                                                      -----------      -----------

     Net cash provided by financing activities          2,295,056        1,159,104
                                                      -----------      -----------

Increase in cash                                        1,056,150           30,662
Cash at the beginning of the year                         218,948          283,869
                                                      -----------      -----------

Cash at the end of the period                         $ 1,275,098      $   314,531
                                                      ===========      ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
  Issuance of stock for services                      $   622,970      $   984,303
                                                      ===========      ===========
  Share based compensation                            $   181,865      $        --
                                                      ===========      ===========

  Income taxes paid                                   $     1,282      $        --
                                                      ===========      ===========
  Shares issued for shareholder loan                           --          259,834
                                                      ===========      ===========
  Shares issued for interest                          $        --      $     9,641
                                                      ===========      ===========
  Shares issued for fixed assets and customer
   list                                               $        --      $    70,125
                                                      ===========      ===========
  Subscribed shares issued                            $   720,000      $   590,000
                                                      ===========      ===========
  Shares issued for accrued prior year
   compensation                                       $   181,000      $   172,038
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

         ACCRUED LIABILITY RELATED TO WARRANTS AND STOCK PURCHASE RIGHTS
         ----------------------------------------------------------------
         The Company accounts for freestanding derivative financial instruments potentially settled in its own common stock under Emerging Issues Task Force ("EITF") Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." As the Company potentially does not have sufficient authorized shares available to settle its open stock-based contracts, the initial fair value of the applicable contracts (consisting primarily of non-employee stock warrants and rights to purchase common stock - (see
         Note 4) has been classified as "accrued liability related to warrants and stock purchase rights" on the accompanying balance sheet and measured subsequently at fair value (based on a Black-Scholes computation), with gains and losses included in the statement of operations. The accrued liability had a balance of $3,302,671 at September 30, 2006.

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

These restated financial statements include adjustments related to the following:

Cash and Accrued expenses: During the year ended December 31, 2006, the Company issued cash disbursements totaling $144,068. These cash disbursements were reconciling items for an extended period of time and management determined that the disbursements should have been voided and reissued. Accordingly, the balances for cash and accrued expenses have been increased by $144,068 at September 30, 2006. The September 30, 2006, financial statements, have been revised to reflect these adjustments. The above adjustment did not affect previously reported cash balances as of December 31, 2005.

Accrued liability related to warrants and stock purchase rights and Loss on fair value of warrants and stock purchase rights: During 2006, the Company had issued more shares of its common stock and other common stock equivalents including warrants and stock options which exceeded the authorized shares of common stock that the Company could issue. Accordingly, $1,610,061 and $3,302,671 of accrued liability and the loss on fair value of warrants and stock purchase rights was recognized as of and for the three and nine months respectively ended September 30, 2006. The September 30, 2006, financial statements, have been revised to reflect these adjustments. The above adjustment did not affect previously reported cash balances as of December 31, 2005.

Share compensation expense was recognized as of December 31, 2006 and included in the financial statements for the year ended December 31, 2006. The Company has determined that it should restate its financial statements for the interim financial periods to reflect share compensation expense as iincurred during the appropriate period.

The following financial statement line items were corrected for the three months ended September 30, 2006

                                               As originally
                                                 presented           Restated
                                                 ---------           --------

Loss on fair value of warrants
And stock purchase rights                                 0         $ 1,610,061
Share compensation expense                                0         $     1,011
Loss before income taxes                        $   (46,202)        $(1,657,274)
Net Income/(Loss)                               $   (47,484)        $(1,658,556)

Earnings/(Loss) per Share                       $     (0.00)        $     (0.04)

The following financial statement line items were corrected for the nine months ended September 30, 2006

                                               As originally
                                                 presented           Restated
                                                 ---------           --------

Loss on fair value of warrants
And stock purchase rights                                 0         $ 3,302,671
Share compensation expense                                0         $   181,865
Loss before income taxes                        $  (277,347)        $(3,761,883)
Net Loss                                        $  (278,629)        $(3,763,165)

Loss per Share                                  $     (0.01)        $     (0.09)


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

The following table summarizes activity for all stock options for nine months ended September 30, 2006:

                                                               2006
                                                  ------------------------------
                                                    NUMBER      WEIGHTED AVERAGE
                                                   OF SHARES     EXERCISE PRICE
                                                   ---------     --------------

         Outstanding, beginning
            of year                                3,733,000        $   0.51
         Granted                                     385,000            0.76
         Exercised                                        --              --
         Forfeited and expired                            --              --
                                                   ---------        --------

         Outstanding, end of period                4,118,000        $   0.53
                                                   =========        ========

         Options exercisable, end of period          843,000        $   0.53

         Weighted average fair value of options
         granted during the period                 $    0.09
                                                   =========


The fair value of the stock options granted during the nine months ended September 30, 2006 was approximately $27,000 or $0.09 per stock option, and was determined using the Black Scholes option pricing model. The factors used for the nine months ended September 30, 2006, were the option exercise price of $0.50 to $0.90 per share, a 5 year life of the options, volatility measure of 47.5%, a dividend rate of 0% and a risk free interest rate of 4.54% for 2006.

The following table summarizes information about stock options outstanding at September 30, 2006, with exercise prices equal to the fair market value on the date of grant with no restrictions on exercisability after vesting:

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
=================== ================= ================ ============== =============== ==============

As of September 30, 2006, there was approximately $548,000 in unrecognized compensation cost related to unvested stock options. The amount unrecognized compensation cost will be recognized over its weighted average life of approximately four years.
7. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                    SEPTEMBER 30,  DECEMBER 31,
                                                       2006           2005
                                                     ---------      ---------
         Office furniture/computers                  $ 209,420      $ 139,313
           Booking engine software                      28,385         28,385
                                                     ---------      ---------
                                                       237,805        167,698

Less: accumulated depreciation                         (67,682)       (28,975)
                                                     ---------      ---------

                                                     $ 170,123      $ 138,723
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

Revenues

Revenues for the three months ended September 30, 2006 increased 263% to $2,114,540 from $581,326 for the three months ended September 30, 2005. Revenue for the nine months ended September 30, 2006 increased 542% to $6,850,791 compared to $1,066,785 for the nine months ended September 30, 2005.

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

Net Loss for the three months ended September 30, 2006 was $1,658,556 compared to a net loss of $834,073 for the three months ended September 30,2005.

Liquidity

At September 30, 2006 the company's net cash increased to $1,275,098 compared to $218,948 at December 31, 2005.

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

General and Administrative

General and Administrative expenses for the three months ended September 30, 2006 were $800,477 compared to $567,807 for the three months ended September 30, 2005. The increase of $232,670 was due primarily to increased headcount to support growth, expansion of Miami operations and an increase in travel expenses relating to agent recruitment and the legal and accounting fees associated with being a public company.

General and Administrative expenses for the third quarter decreased sequentially $236,479 from $1,036,956 in the previous quarter ended June 30, 2006. The decrease was primary driven by management's ability to control fixed spending to stay in line with the seasonality of the travel industry and more specifically softness in consumer demand in the cruise industry.

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

ACCRUED LIABILITY RELATED TO WARRANTS AND STOCK PURCHASE RIGHTS
---------------------------------------------------------------

The Company accounts for freestanding derivative financial instruments potentially settled in its own common stock under Emerging Issues Task Force ("EITF") Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." As the Company potentially does not have sufficient authorized shares available to settle its open stock-based contracts, the initial fair value of the applicable contracts (consisting primarily of non-employee stock warrants and rights to purchase common stock - (see Note 4) has been classified as "accrued liability related to warrants and stock purchase rights" on the accompanying balance sheet and measured subsequently at fair value (based on a Black-Scholes computation), with gains and losses included in the statement of operations. The accrued liability had a balance of $3,302,671 at September 30, 2006.

LIQUIDITY AND SOURCES OF CAPITAL
--------------------------------

During the nine months ended September 30, 2006 the Company issued 7,004,264 shares of common stock for cash $2,594,855 of which $300,000 had been received in the prior year as subscribed stock.

At September 30, 2006 the Company had a cash balance of $1,275,098 as compared to a cash balance of $218,948 at December 31, 2005.

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