Form 10KSB/A
period 2006-12-31
Travelstar, Inc.
filed 2007-12-10
CIK 1085661

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A-2

[X] ANNUAL REPORT PUSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ______________ TO ______________

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

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [X]

                                TRAVELSTAR, INC.
                            FORM 10-KSB ANNUAL REPORT
                 AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2006
                                TABLE OF CONTENTS

Forward-Looking Statements

                                     PART 1
Item 1.     Description of Business                                           3
Item 2.     Description of Property                                          20
Item 3.     Legal Proceedings                                                21
Item 4.     Submission of Matters to a Vote of Security Holders              21

                                     PART II

Item 5.     Market for Common Equity, Related Stockholder Matters and
             Small Business Issuer Purchases of Equity Securities            21
Item 6.     Management's Discussion and Analysis or Plan of Operation        24
Item 7.     Financial Statements                                             F-1
Item 8.     Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure                                       33
Item 8A.    Controls and Procedures                                          33
Item 8B.    Other Information                                                33
                                    PART III

Item 9.     Directors and Executive Officers of the Registrant               33
Item 10.    Executive Compensation                                           35
Item 11.    Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters                     37
Item 12.    Certain Relationships and Related Transactions                   38
Item 13.    Exhibits                                                         39
Item 14.    Principal Accountant Fees and Services                           39

            Signatures                                                       40

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


RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2006 COMPARED TO THE YEAR ENDED DECEMBER 31, 2005

GROSS TRAVEL BOOKINGS

Gross travel bookings for the year ended December 31, 2006 increased 316% to $65,594,000 compared to $15,750,000 for the year ended December 31, 2005. As described below, the Company received $6,933,000 and $1,943,000 of revenues for years ended December 31, 2006 and December 31, 2005, from such bookings.

REVENUE

Revenues for the year ended December 31, 2006 increased 257% to $6,932,277 compared to $1,943,000 for the year ended December 31, 2005.

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

Technology and content expenses for the year ended December 31, 2006 were $198,621. Given the increasing complexity of our business, geographic expansion, increased supplier integration, service-oriented architecture improvements and other initiatives, we expect absolute amounts spent in technology and content to increase over time.

ACCRUED LIABILITY RELATED TO WARRANTS AND STOCK PURCHASE RIGHTS

The Company accounts for freestanding derivative financial instruments potentially settled in its own common stock under Emerging Issues Task Force ("EITF") Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." As the Company potentially did not have, as of December 31, 2006, sufficient authorized shares available to settle its open stock-based contracts, the initial fair value of the applicable contracts (consisting primarily of non-employee stock warrants and rights to purchase common stock as well as exercisable employee stock options (see Note 5) has been classified as "accrued liability related to warrants and stock purchase rights" on the accompanying balance sheet and measured subsequently at fair value (based on a Black-Scholes computation), with gains and losses included in the statement of operations. The factors used for the year ended December 31, 2006 were the option exercise price of $0.50 to $1.15 per share, a 2 year life of the options, volatility measure of 85%, a dividend rate of 0% and a risk free interest rate ranging from 4.28% to 4.95% for 2006. The accrued liability has a balance of $8,281,373 at December 31, 2006.

Net other income for the year ended December 31, 2006 was $5,312 compared to an expense of $9,641 in the year ended December 31, 2005. This change was primarily due to the elimination of interest expense as the loans from two officers were repaid.

The Company left development stage as of January 1, 2005 when it started to make substantially more sales.

PROFITABILITY/LOSS

Net loss for the year ended December 31, 2006 was $11,128,689 compared to a net loss of $3,885,479 for the year ended December 31, 2005.

The increase in net loss was primarily due to the provision of the accrued liability of $8,281,373 related to warrants and stock purchase rights. The Company's operating loss for the year ended December 31, 2006 was $2,852,628 Compared to an operating loss of $3,875,838 for the year ended December 31, 2005.

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


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash balance increased to $2,246,929 at December 31, 2006 compared to $218,948 at December 31, 2005. During the year ended December 31, 2006 the Company raised $3,903,896 from the sale of common stock for cash. The Company has funded certain expenses by issuing shares for compensation and services. During the year ended December 31, 2006 the Company issued $1,203,501 in shares for services. Typically there is approximately a six to nine month lag between when the Company's travel agents make a sale and when the commission on this sale is paid by the supplier. This results in an increase in Accounts Receivable as the Company's sales grow. During the year ended December 31, 2006 Accounts Receivable increased by $2,302,426 as a result of the growth of the Company's sales. Offsetting this increased use of cash, the Company's Accounts Payable to its travel agents increased by $1,222,867. During the year ended December 31, 2006 the Company invested $182,251 in Property, Plant and Equipment, primarily consisting of computer equipment and the capitalization of certain software development associated with new internet sites that the Company was preparing to launch. This compares with $103,078 invested in Property, Plant and Equipment during the year ended December 31, 2005.



FULL YEAR 2006 HIGHLIGHTS:

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

As discussed in Note 4 to the financial statements, the accompanying 2006 financial statements have been restated.


                                        /s/ Mendoza Berger & Company, LLP
                                        ----------------------------------------
                                        Irvine, California
                                        April 18, 2007 (except for footnote 4,
                                        which is dated August 14, 2007)


Joystar, Inc.
Balance Sheets

                                                                    December 31,          December 31,
                                                                       2006
                                                                    (restated)               2005
                                                                 -----------------     -----------------
ASSETS
Current assets
Cash and cash equivalents                                        $       2,246,929     $         218,948
Accounts receivable                                                      2,701,253               398,827
Prepaid expenses                                                            76,757                48,572
                                                                 -----------------     -----------------
Total current assets                                                     5,024,939               666,347

Property and equipment, net                                                267,036               138,723

Intangible assets, net of amortization                                      50,525                54,205
Other assets                                                                18,970                    --
                                                                 -----------------     -----------------

Total assets                                                     $       5,361,470     $         859,275
                                                                 =================     =================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities

Accounts payable                                                 $       1,743,324     $         520,457
Accrued salaries                                                            75,770                46,786
Accrued expenses                                                           128,865               128,865
Accrued liabilities                                                        678,559               412,258
Accrued rent                                                                34,825                35,000
Loans from shareholders                                                        472                   472
Accrued liability related to warrants and stock
   purchase rights                                                       8,281,373                    --
                                                                 -----------------     -----------------

Total current liabilities                                               10,943,188             1,143,838
                                                                 -----------------     -----------------

Commitments                                                                     --                    --

Stockholders' equity

Preferred stock, no par value, 10,000,000 shares
   authorized; none issued                                                      --                    --

Common stock, no par value, 50,000,000 shares authorized;
   48,772,430 and 34,103,309 shares issued and outstanding at
   December 31, 2006 and December 31, 2005 respectively                 14,071,359             7,952,026
Stock issued for deferred compensation                                    (122,500)             (356,000)
Stock subscribed not issued, 356,000 shares at December 31,
   2006 and 2,584,476 shares at December 31, 2005 respectively             313,501               834,800

Accumulated (deficit)                                                  (19,844,078)           (8,715,389)
                                                                 -----------------     -----------------

Total stockholders' (deficit)                                           (5,581,718)             (284,563)
                                                                 -----------------     -----------------

Total liabilities and stockholders' deficit                      $       5,361,470     $         859,275
                                                                 =================     =================

The accompanying notes are an integral part of these financial statements



JOYSTAR, INC.
STATEMENTS OF OPERATIONS

For the Years ended                                                 December 31,          December 31,
                                                                       2006
                                                                    (restated)               2005
                                                                 -----------------     -----------------

Revenue                                                          $       6,932,277     $       1,942,526

Selling and marketing                                                    5,466,958             1,853,353
General and administrative                                               4,119,326             3,687,826
Technology                                                                 198,621               277,185
                                                                 -----------------     -----------------

Total operating expenses                                                 9,784,905             5,818,364
                                                                 -----------------     -----------------

Operating loss                                                          (2,852,628)           (3,875,838)
                                                                 -----------------     -----------------

Total Other income/(expense)                                                 5,312                (9,641)
Loss on fair value of warrants
and stock purchase rights                                               (8,281,373)                   --
                                                                 -----------------     -----------------
Other income/(expense)                                                  (8,276,061)               (9,641)
                                                                 -----------------     -----------------

Loss before income taxes                                               (11,128,689)           (3,885,479)
Income tax provision                                                            --                    --
                                                                 -----------------     -----------------
Net loss                                                         $     (11,128,689)    $      (3,885,479)
                                                                 =================     =================

Loss per share- basic and diluted                                $           (0.26)    $           (0.14)
                                                                 =================     =================

Weighted average number of common shares- basic and diluted             42,493,109            27,579,406
                                                                 =================     =================


The accompanying notes are an integral part of these financial statements



JOYSTAR, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)


                                           COMMON STOCK
                                   -----------------------------   Stock issued       Stock                            Total
                                                                       for          Subscribed                      Stockholders'
                                     Number of                       Deferred           not        Accumulated         Equity
                                       Shares         Amount       Compensation       Issued        (Deficit)         (Deficit)
                                   -------------  --------------  ---------------  -------------  --------------  ----------------
Balance at December
   31, 2004                          23,228,633    $  4,178,663    $   (621,250)   $    794,800   $  (4,829,910)   $     (477,697)
Stock issued for services             4,430,077       1,379,606              --              --              --         1,379,606
Stock issued for cash                 4,664,213       1,748,632              --        (590,000)             --         1,158,632
Stock issued for note
   payable to shareholder             1,043,911         365,359              --              --              --           365,359
Stock issued for accrued
   payroll                              571,429         200,000              --              --              --           200,000
Stock issued for interest                27,546           9,641              --              --              --             9,641
Stock issued for assets                 137,500          70,125              --              --              --            70,125
Subscribed stock not issued
   to officers (1,500,000
   shares)                                   --              --              --         330,000              --           330,000
Subscribed stock not issued
   (857,143 shares)                          --              --              --         300,000              --           300,000
Deferred compensation earned                 --              --         265,250              --              --           265,250
Net loss                                     --              --              --              --      (3,885,479)       (3,885,479)
                                   -------------  --------------  ---------------  -------------  --------------  ----------------
Balance December 31, 2005            34,103,309    $  7,952,026    $   (356,000)   $    834,800   $  (8,715,389)   $     (284,563)
Stock issued for services             3,630,814       1,617,501              --        (414,000)             --         1,203,501
Stock issued for cash                11,038,307       4,233,896              --        (303,000)             --         3,930,896
Subscribed stock not issued
   to officers (685,965
   shares)                                   --              --              --         195,500              --           195,500
Subscribed stock (400 shares)                --              --              --             201              --               201
Deferred compensation earned                 --              --         233,500              --              --           233,500
Share based compensation                     --         267,936              --              --              --           267,936
Net loss (restated)                          --              --              --              --     (11,128,689)      (11,128,689)
                                   -------------  --------------  ---------------  -------------  --------------  ----------------
Balance December 31, 2006
   (restated)                        48,772,430    $ 14,071,359    $   (122,500)   $    313,501   $ (19,844,078)   $   (5,581,718)
                                   =============  ==============  ===============  =============  ==============  ================


The accompanying notes are an integral part of these financial statements.



JOYSTAR, INC.
STATEMENTS OF CASH FLOW

                                                                      For the year         For the year
                                                                         ended                ended
                                                                      December 31,         December 31,
                                                                         2006
                                                                      (restated)               2005
                                                                  ------------------    ------------------

Cash flows from operating activities
Net loss                                                          $      (11,128,689)   $       (3,885,479)
Adjustments to reconcile net loss to net
   cash used in operating activities
Depreciation and amortization                                                 57,618                18,522
Deferred compensation                                                        233,500               265,250
Share based compensation                                                     267,936                    --
Stock issued for services                                                  1,203,501             1,379,606
Stock issued for interest                                                         --                 9,641
Stock subscribed for compensation                                            195,500               330,000
Changes in assets and liabilities
Increase in prepaid expenses                                                 (28,185)              (35,572)
Increase in receivables                                                   (2,302,426)             (395,462)
Increase in other assets                                                     (18,970)                    -
Increase in accounts payable                                               1,222,867               375,121
(Decrease)Increase in accrued expenses                                          (175)              128,865
Increase in accrued salaries and payroll taxes                               295,285               283,036
Increase in accrued liability relating
   to warrants and other stock purchase rights                             8,281,373                    --
                                                                  ------------------    ------------------
Net cash used by operations                                               (1,720,865)           (1,526,472)
                                                                  ------------------    ------------------
Cash flows from investing activities
Acquisition of property and equipment                                       (182,251)             (103,078)
                                                                  ------------------    ------------------
Net cash used by investing activities                                       (182,251)             (103,078)
                                                                  ------------------    ------------------
Cash flows from financing activities
Loans from shareholders                                                           --              (259,362)
Issuance of common stock for cash                                          3,930,896             1,158,632
Stock issued for notes payable to shareholders                                                     365,359
Stock subscribed but not issued                                                  201               300,000
                                                                  ------------------    ------------------
Net cash provided by financing activities                                  3,931,097             1,564,629
                                                                  ------------------    ------------------
Increase(Decrease) in cash                                                 2,027,981               (64,921)
Cash at the beginning of the year                                            218,948               283,869
Cash at the end of the year                                       $        2,246,929    $          218,948
                                                                  ==================    ==================

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES
Issuance of stock for services                                    $        1,203,501    $        1,379,606
Shares issued for shareholder loan                                $               --    $          365,359
Shares issued for interest                                        $               --    $            9,641
Shares issued for fixed assets and customer list                  $               --    $           70,125
Subscribed shares issued                                          $               --    $          590,000
Subscribed shares issued to officers                              $          195,500    $          330,000
Share based compensation                                          $          267,936                    --
Deferred compensation                                             $          233,500    $          265,250


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

Override commissions are recognized each period based upon our actual attainment of predetermined target sales levels. During the years ended December 31, 2005 and 2006, the Company recognized override revenues, based on its evaluation of the actual attainment of various supplier production goals, as of the end of each interim period. While the Company believes that its recognition of override revenue was accurate, this policy required the Company to track and measure a large number of complex agreements.

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

      As of                            December 31, 2006     December 31, 2005
                                       -----------------     -----------------
      Outstanding warrants                    13,257,302             2,550,014
      Outstanding options                      4,317,600             3,733,000

ACCRUED LIABILITY RELATED TO WARRANTS AND STOCK PURCHASE RIGHTS

The Company accounts for freestanding derivative financial instruments potentially settled in its own common stock under Emerging Issues Task Force ("EITF") Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." As the Company potentially did not have, as of December 31, 2006, sufficient authorized shares available to settle its open stock-based contracts, the initial fair value of the applicable contracts (consisting primarily of non-employee stock warrants and rights to purchase common stock as well as exercisable stock options- (see
Note 5)) has been classified as "accrued liability related to warrants and stock purchase rights" on the accompanying balance sheet and measured subsequently at fair value (based on a Black-Scholes computation), with gains and losses included in the statement of operations. The factors used for the year ended December 31, 2006 were the option exercise price of $0.50 to $1.15 per share, a 2 year life of the options, volatility measure of 85%, a dividend rate of 0% and a risk free interest rate ranging from 4.28% to 4.95% for 2006. The accrued liability has a balance of $8,281,373 at December 31, 2006.

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

4. RESTATEMENT OF FINANCIAL STATEMENTS

In connection with the preparation of audit of the December 31, 2006 audit of the Company's financial statements and letters of comment received from the Securities and Exchange Commission, we determined that there were errors in the accounting treatment and reported amounts in our previously filed financial statements. As a result, we determined to restate our financial statements for the year ended December 31, 2006.

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

These restated financial statements include adjustments related to the following:

Cash and Accrued expenses: During the year ended December 31, 2006, the Company issued cash disbursements totaling $144,068. These cash disbursements were reconciling items for an extended period of time and management determined that the disbursements should have been voided and reissued. Accordingly, the balances for cash and accrued expenses have been increased by $144,068 at December 31, 2006. The December 31, 2006, financial statements, have been revised to reflect these adjustments. The above adjustment did not affect previously reported cash balances as of December 31, 2005.

Accrued liability related to warrants and stock purchase rights and Loss on fair value of warrants and stock purchase rights: During 2006, the Company had issued more shares of its common stock and other common stock equivalents including warrants and stock options which exceeded the authorized shares of common stock that the Company could issue. The Company excluded its issued and outstanding stock options from the calculation of the accrued liability. Management later determined that the issued and outstanding stock options should included in the calculation of the liability. Accordingly, $480,180 was added to the accrued liability and the loss on fair value of warrants and stock purchase rights was recognized as of and for the year ended December 31, 2006. The December 31, 2006, financial statements, have been revised to reflect these adjustments. The above adjustment did not affect previously reported cash balances as of December 31, 2005.

The following statement of operations line items were corrected for the year ended December 31, 2006

                                                     As originally
                                                       presented            Restated
                                                   ------------------  ------------------
Loss on fair value of warrants
And stock purchase rights                          $      (7,801,193)  $      (8,281,373)
Loss before income taxes                           $     (10,648,509)  $     (11,128,689)
Net Loss                                           $     (10,648,509)  $     (11,128,689)
Loss per Share                                     $           (0.25)  $           (0.26)

5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                       DECEMBER 31,         DECEMBER 31,
                                                           2006                 2005
                                                     ----------------     ----------------
            Office furniture/computers               $        211,270     $        139,313
              Booking engine software                          57,940               28,385
              Web sites                                        80,739
                                                     ----------------     ----------------
                                                              349,949              167,698
            Less: accumulated depreciation                    (82,913)             (28,975)
                                                     ----------------     ----------------
                                                     $        267,036     $        138,723
                                                     ================     ================

6. CAPITAL STOCK

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

During the three months ended September 30, 2006, the Company issued 82,439 common shares for services for a total of $69,394. The Company also issued 987,143 common shares for cash received of $520,553. In addition the Company issued 453,572 common stock warrants with an exercise price ranging from $0.80 to $0.88 and a life of two years. Also, the Company recognized $54,000 in deferred compensation expense in connection with previously issued shares.

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

Common shares issued for services rendered during 2006 were valued at the closing price of the common stock on the date of issuance.

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

Stock warrants issued during 2006

Issuance date                             Amount      Exercise Price     Expiration Date
                                     --------------  -----------------  ------------------
Feb. 7, 2006                            8,000,000    $            0.50      Feb. 21, 2009
Feb. 7, 2006                              285,716    $            0.50       Feb. 8, 2008
Feb. 21, 2006                              50,000    $            0.50       Feb. 8, 2008
August 25, 2006                           275,000    $            0.80    August 25, 2008
Sept. 22, 2006                            178,572    $            0.88     Sept. 22, 2008
Nov. 16, 2006                             803,000    $            0.85      Nov. 16, 2011
Nov. 16, 2006                             803,000    $            1.00      Nov. 16, 2011
Nov. 16, 2006                             312,200    $            0.85      Nov. 16, 2011

The warrants were part of units, consisting of common stock and warrants, sold for cash to investors in private placements, with the exception of the 312,200 warrants issued on November 16, 2006, which were issued to the selling agent for the financing as part of the selling agent's commission. The warrants were accounted for as paid-in capital.

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

The following table summarizes annual activity for all stock options for each of the two years ended December 31:

                                                                        2006                                     2005
                                                       -------------------------------------   -------------------------------------
                                                                                WEIGHTED                                WEIGHTED
                                                                                 AVERAGE                                 AVERAGE
                                                            NUMBER OF           EXERCISE            NUMBER OF           EXERCISE
                                                             SHARES              PRICE               SHARES              PRICE
                                                       -------------------  ----------------   -------------------  ----------------
Outstanding, beginning of year                                  3,733,000    $         0.51               150,000    $         0.66
Granted                                                           405,000              0.78             3,583,000              0.50
Exercised                                                            (400)             0.50                    --                --
Forfeited and expired                                                  --                --                    --                --
                                                       -------------------  ----------------   -------------------  ----------------
Outstanding, end of year                                        4,137,600    $         0.53             3,733,000    $         0.51
                                                       ===================  ================   ===================  ================
Options exercisable, end of year                                  897,000    $         0.55               812,000    $         0.53
Weighted average fair value of options granted
   during the year                                     $             0.01                      $             0.02
                                                       ===================                     ===================

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

The following table summarizes information about stock options outstanding at December 31, 2006, with exercise prices equal to the fair market value on the date of grant with no restrictions on exercisability after vesting:

                                           OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
                                    ---------------------------------                  ---------------------------------
                                                          AVERAGE
                                                         REMAINING        WEIGHTED-                          WEIGHTED
                                                        CONTRACTUAL        AVERAGE                            AVERAGE
        RANGE OF EXERCISE                NUMBER            LIFE           EXERCISE          NUMBER           EXERCISE
             PRICES                   OUTSTANDING       (IN YEARS)         PRICE          EXERCISABLE         PRICE
----------------------------------  ---------------  ----------------  --------------  -----------------  --------------
$0.50 to $1.15                           4,137,600         4.00        $         0.53           897,000   $         0.55
----------------------------------  ---------------  ----------------  --------------  -----------------  --------------

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

The following table illustrates the effect on net loss and loss per share if the fair value recognition provisions of FAS 123(R) to options granted under our stock option plan had been applied in the previous year:

                                 FOR THE YEAR ENDED
                                 DECEMBER 31, 2005

      Net loss as reported                                $    (3,885,479)
      Less: stock based employee compensation
         expense included in reported net loss                         --
      Add: compensation expense determined under
         fair value method, net of tax                           (101,238)
                                                          ---------------
                                                          $    (3,986,717)
                                                          ===============

      Net loss per common share, basic and diluted:
         As reported                                      $         (0.14)
                                                          ===============
      Pro forma net loss per common share                 $         (0.14)
                                                          ---------------

8. INCOME TAXES

The components of the deferred tax asset are as follows:

                                             DECEMBER 31,        DECEMBER 31,
                                                 2006                2005
                                           ----------------    ----------------
      Deferred tax assets:
      Net operating loss carry-forward     $      4,629,000    $      3,471,000
      Less: valuation allowance                  (4,629,000)         (3,471,000)
                                           ----------------    ----------------
      Net deferred tax assets              $             --    $             --
                                           ================    ================

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

SFAS No. 109 requires a valuation allowance to be recorded when it is more likely that some or all of the deferred tax assets will not be realized. At December 31, 2006 and 2005, valuations for the full amount of the net deferred tax asset were established due to the uncertainties as to the amount of the taxable income that would be generated in future years.

Reconciliation of the differences between the statutory tax rate and the effective income tax rate is as follows:

                                                 DECEMBER 31, 2006     DECEMBER 31, 2005
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

9. COMMITMENTS

LEASE COMMITMENTS

The Company acquired office space in California in February 2005. The lease was for 36 months with an option to renew for 36 months. The Company entered into a lease for its office in Florida in October, 2005. The lease is for 36 months and there is no renewal option on the lease.

Future payments on the operating lease are as follows:

            2007                                     $       222,901
            2008                                              86,040
                                                     ---------------
                                                     $       308,941
                                                     ===============

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

Item 8B. OTHER INFORMATION
         -----------------

      None

9. SUBSEQUENT EVENTS

      During the three month period ended March 31, 2007, the Company issued 160,794 shares of common stock for services.

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

                                        TRAVELSTAR, INC.

Dated: December 10, 2007           By:  /s/ William M. Alverson
                                        ------------------------------
                                        William M. Alverson,
                                        Chief Executive Officer
                                        and Secretary

        Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ William M. Alverson          Chief Executive Officer          Date: 12/11/07
------------------------         and Director
   William M. Alverson           (principal executive)

/s/ Jerry Galant                 Chief Financial Officer          Date: 12/11/07
------------------------         (principal financial officer
   Jerry Galant

/s/ Katherine T. West            Director                         Date: 12/11/07
------------------------
   Katherine T. West

/s/ William Fawcett              Director                         Date: 12/11/07
------------------------
   William Fawcett