Form 10QSB/A
period 2007-03-31
Travelstar, Inc.
filed 2007-12-10
CIK 1085661

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

Yes [ ]           No [X]


The number of shares of the registrant's common stock as of March 30, 2007:
48,933,624 shares.

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

(a)      Balance Sheets                                                      3
(b)      Statements of Operations                                            4
(c)      Statement of Stockholders' Equity (deficit)                         5
(d)      Statements of Cash Flows                                            6
(e)      Notes to Financial Statements                                       7

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations                   20

Item 3.  Controls and Procedures                                            26

PART II. OTHER INFORMATION                                                  27

Item 1.  Legal Proceedings                                                  27

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        27

Item 3.  Defaults On Senior Securities                                      27

Item 4.  Submission of Items to a Vote                                      27

Item 5.  Other Information                                                  27

Item 6.                                                                     28
(a)      Exhibits
(b) Reports on Form 8K

SIGNATURES AND CERTIFICATES                                                 29


                                       JOYSTAR, INC.
                                       BALANCE SHEETS


                                                              March 31, 2007  December 31, 2006
                                                               (Restated)      (Restated)
                                                               ------------    ------------

ASSETS

Current assets
              Cash and cash equivalents                        $  2,659,276    $  2,246,929
              Accounts receivable                                 3,479,592       2,701,253
              Prepaid expenses                                       76,757          76,757
                                                               ------------    ------------

              Total current assets                                6,215,625       5,024,939

Property and equipment, net                                         386,651         267,036

Intangible assets, net of amortization                               49,605          50,525
Other assets                                                         18,970          18,970
                                                               ------------    ------------

              Total assets                                     $  6,670,851    $  5,361,470
                                                               ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities

              Accounts payable                                 $  2,799,678    $  1,743,324
              Deferred Merchant Bookings                            381,143              --
              Accrued salaries                                       81,205          75,770
              Accrued expenses                                      128,865         128,865
              Accrued liabilities                                   797,853         678,559
              Accrued rent                                           35,125          34,825
              Loans from shareholders                                   472             472
              Accrued liability related
              to warrants and stock purchase rights               6,873,647       8,281,373
                                                               ------------    ------------

              Total current liabilities                          11,097,988      10,943,188
                                                               ------------    ------------

Commitments                                                              --              --

Stockholders' equity

             Preferred stock, no par value, 10,000,000
             shares authorized; none issued                              --              --

             Common stock, no par value, 50,000,000
                   shares authorized;
             48,933,624 and 48,772,430 shares issued
                   and outstanding at March 31, 2007
                   and December 31, 2006 respectively            14,170,780      14,071,359

              Stock issued for deferred compensation                (70,000)       (122,500)

              Stock subscribed not issued, 356,000 shares at
              March 31, 2007 and December 31, 2006                  313,501         313,501
              Accumulated (deficit)                             (18,841,418)    (19,844,078)
                                                               ------------    ------------

              Total stockholders' equity (deficit)               (4,427,137)     (5,581,718)
                                                               ------------    ------------

              Total liabilities and stockholders' equity       $  6,670,851    $  5,361,470
                                                               ============    ============


         The accompanying notes are an integral part of these financial statements



                                 JOYSTAR, INC.
                            STATEMENTS OF OPERATIONS


                                                   For the Three Months ended
                                                March 31, 2007    March 31, 2006
                                                     (Restated) (Restated)
                                                 ------------      ------------

Revenue                                          $  2,472,733      $  2,182,672

Operating Expenses:
Selling and marketing                               2,203,781         1,480,238
General and administrative                            682,485         1,128,422
Technology                                             24,815            57,091
                                                 ------------      ------------

Total operating expenses                            2,911,081         2,665,751
                                                 ------------      ------------

Operating loss                                       (438,348)         (483,079)
                                                 ------------      ------------

Other income/(expense)
Interest Income                                        18,624                --
Gain/(Loss)on fair value of warrants
and stock purchase rights                           1,422,384          (940,502)
                                                 ------------      ------------
Other income/(expense)                              1,441,008          (940,502)
                                                 ------------      ------------
Income/(Loss) before income taxes                   1,002,660        (1,423,581)
Income tax provision                                       --                --
                                                 ------------      ------------
Net Income/(loss)                                $  1,002,660      $ (1,423,581)
                                                 ============      ============

Net Income/(Loss) per share

Basic                                            $       0.02      $      (0.04)
Diluted                                          $       0.02      $      (0.04)
                                                 ============      ============
Weighted average number of
common shares-
Basic                                              48,873,505        37,781,741
Diluted                                            55,107,387        37,781,741
                                                 ============      ============


   The accompanying notes are an integral part of these financial statements


                                                         JOYSTAR, INC.
                                          STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                           For the Three Months ended March 31, 2007
                                                          (Restated)


                                           COMMON STOCK
                                                                   Stock issued       Stock                           Total
                                                                       for          Subscribed                    Stockholders'
                                       Number of                     Deferred          not         Accumulated      Equity
                                        Shares         Amount      Compensation       Issued       (Deficit)       (Deficit)
                                     ------------   ------------   ------------    ------------   ------------    ------------

Balance December 31, 2006              48,772,430   $ 14,071,359   $   (122,500)   $    313,501   $(19,844,078)   $ (5,581,718)
Deferred Compensation Earned                   --             --         52,500              --             --          52,500
Stock Issued for Cash                         220            200             --              --             --             200
Stock Issued for Services                 160,974         86,969             --              --             --          86,969
Share based compensation                       --         12,252             --              --             --          12,252
Net Income                                     --             --             --              --      1,002,660       1,002,660
                                     ------------   ------------   ------------    ------------   ------------    ------------
Balance March 31, 2007 (Unaudited)     48,933,624   $ 14,170,780   $    (70,000)   $    313,501   $(18,841,418)   $(4,427,137)
                                     ============   ============   ============    ============   ============    ============


                          The accompanying notes are an integral part of these financial statements.


                                             JOYSTAR, INC.
                                        STATEMENTS OF CASH FLOW


                                                                            For the three months ended
                                                                          March 31, 2007  March 31, 2006
                                                                            (Restated)      (Restated)
                                                                           -----------      -----------

Cash flows from operating activities
Net Income/ (loss)                                                         $ 1,002,660      $(1,423,581)

Adjustments to reconcile net loss to net cash provided by operating activities

Depreciation and amortization                                                   19,885           11,049
Share based compensation                                                        12,252          161,582
Stock issued for services                                                       86,969          155,401
Shares issued for deferred compensation                                         52,500               --
Non-cash expense                                                                    --              102
Changes in assets and liabilities
(Increase) in prepaid expenses                                                      --          (27,500)
(Increase) in receivables                                                     (778,339)        (732,867)
(Decrease)Increase in accounts payable                                       1,056,354         (173,459)
Increase in deferred merchant bookings                                         381,143               --
Increase in accrued salaries/rent  and payroll taxes                           125,029          204,306

Increase/(Decrease) in accrued liability relating                           (1,407,726)         940,502
  to warrants and other stock purchase rights
                                                                           -----------      -----------
Net cash provided by/(used in) operations                                      550,727         (884,465)
                                                                           -----------      -----------

Cash flows from investing activities
Acquisition of property and equipment                                         (138,580)         (54,363)
                                                                           -----------      -----------

Net cash used in investing activities                                         (138,580)         (54,363)

Cash flows from financing activities
Issuance of common stock for cash                                                  200        1,749,000

                                                                           -----------      -----------

Net cash provided by financing activities                                          200        1,749,000
                                                                           -----------      -----------
Increase in cash                                                               412,347          810,172

Cash at the beginning of the period                                          2,246,929          218,948

                                                                           -----------      -----------
Cash at the end of the period                                              $ 2,659,276      $ 1,029,120
                                                                           ===========      ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Issuance of stock for services                                             $    86,969      $   155,401
Shares issued for deferred compensation                                    $    52,500      $        --
Subscribed shares issued                                                   $        --      $   300,000
Share based compensation                                                   $    12,252      $   161,582


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

During the three month period ended March 31, 2006 the Company recognized override revenues, based on its evaluation of the actual attainment of various supplier production goals, as of the end of each interim period. While the Company believes that its recognition of override revenue was accurate, this policy required the Company to track and measure a large number of complex agreements.

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

Accounting estimates are an integral part of the financial statements prepared by management and are based on management's current judgments. Those judgments are normally based on knowledge and experience about past and current events and on assumptions about future events. Commission revenue for reservations is paid to the Company by the travel suppliers, typically upon completion of the travel associated with the reservation. Because the average time lag between booking date and commission payment date is approximately six months, the company recognizes a reserve against revenues for bookings that may not produce a collectible commission due to possible cancellations or other factors. For the three months ended March 31, 2007 the company recognized a reserve equal to 15% of the gross commissions generated. The reserve for the three months ended March 31, 2007 was reduced to 15% from the level of 25% that was used for the year ended December 31, 2006. Management believes that this reduction in the reserve percentage was appropriate due to its implementation of improved internal processes for capturing data used to record revenues. The improved process consists of a more detailed review of reservations bookings made by its travel agents. As part of this review the Company is better able to eliminate or correct errors in the raw data, thereby reducing the percentage reserve requirements that were previously applied. The Company will be monitoring receivables and adjusting the reserve levels on a regular basis, as required.

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

ADVERTISING EXPENSE

We incur advertising expense consisting of offline costs, including print advertising, and online advertising expense to promote our brands. We expense the production costs associated with advertisements in the period in which the advertisement first takes place. We expense the costs of communicating the advertisement as incurred each time that the advertisement is shown. We incurred advertising expenses of $122,785 and $57,201 during the three month periods ended March 31, 2007 and 2006, respecitvely.

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

The following table reconciles basic earnings per share and diluted earnings per share and the related weighted average number of shares outstanding for the three months ended March 31, 2007:

                          DISCLOSURE FOR RECONCILIATION
                              OF BASIC AND DILUTED
                               EARNINGS PER SHARE

                                               For the Quarter Ended March, 31, 2007
                                               -------------------------------------
                                                   Income       Shares     Per-share
                                                (Numerator)  (Denominator)  Amount
                                                 ----------   ----------   --------
Net income                                       $1,002,660

BASIC EPS
Income available to common stockholders          $1,002,660   48,873,505   $   0.02
                                                                           ========
Options                                                          737,934
Warrants                                                       5,495,948
                                                 ----------   ----------

DILUTED EPS
Income available to common
     stockholders + assumed conversions          $1,002,660   55,107,387   $   0.02
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

ACCRUED LIABILITY RELATED TO WARRANTS AND STOCK PURCHASE RIGHTS

The Company accounts for freestanding derivative financial instruments potentially settled in its own common stock under Emerging Issues Task Force ("EITF") Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." As the Company potentially does not have sufficient authorized shares available to settle its open stock-based contracts, the initial fair value of the applicable contracts (consisting primarily of non-employee stock warrants and rights to purchase common stock- (see Note 5) has been classified as "accrued liability related to warrants and stock purchase rights" on the accompanying balance sheet and measured subsequently at fair value (based on a Black-Scholes computation), with gains and losses included in the statement of operations. The accrued liability has a balance of $6,873,647 at March 31, 2007.

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

9.  RESTATEMENT OF FINANCIAL STATEMENTS

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

These restated financial statements include adjustments related to the following:

Cash and Accrued expenses: During the year ended December 31, 2006, the Company issued cash disbursements totaling $144,068. These cash disbursements were reconciling items for an extended period of time and management determined that the disbursements should have been voided and reissued. Accordingly, the balances for cash and accrued expenses have been increased by $144,068 at March 31, 2007. The March 31, 2007, financial statements, have been restated to reflect these adjustments. The above adjustment did not affect previously reported cash balances as of December 31, 2005.

Accrued liability related to warrants and stock purchase rights and loss on fair value of warrants and stock purchase rights: During 2006, the Company had issued more shares of its common stock and other common stock equivalents including warrants and stock options which exceeded the authorized shares of common stock that the Company could issue. The Company excluded its issued and outstanding stock options from the calculation of the accrued liability. Management later determined that the issued and outstanding stock options should included in the calculation of the liability. Accordingly, $14,880 was added to the accrued liability and the loss on fair value of warrants and stock purchase rights was recognized as of and for the three months ended March 31, 2007. The March 31, 2007, financial statements, have been revised to reflect these adjustments. The above adjustment did not affect previously reported cash balances as of December 31, 2005.

The following financial statement line items were corrected for the three months ended March 31, 2007:

                                      As originally
                                        presented            Restated

Gain on fair value of warrants
And stock purchase rights               $1,437,264          $1,422,384
Earnings before income taxes            $1,017,540          $1,002,660
Net Earnings                            $1,017,540          $1,002,660

Earnings per Share                      $     0.02          $     0.02

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

ACCRUED LIABILITY RELATED TO WARRANTS AND STOCK PURCHASE RIGHTS

      The Company accounts for freestanding derivative financial instruments potentially settled in its own common stock under Emerging Issues Task Force ("EITF") Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." As the Company potentially does not have sufficient authorized shares available to settle its open stock-based contracts, the initial fair value of the applicable contracts (consisting primarily of non-employee stock warrants and rights to purchase common stock) (see Note 5) has been classified as "accrued liability related to warrants and stock purchase rights" on the accompanying balance sheet and measured subsequently at fair value (based on a Black-Scholes computation), with gains and losses included in the statement of operations. The accrued liability has a balance of $6,873,647 as of March 31, 2007.

      Net other income for the three months ended March 31, 2007 was $1,441,008 Compared to an expense of $(940,502) in the three months ended March 31, 2006. This change was primarily due a reduction in the Accrued Liability Related to Warrants and Stock Purchase Rights. The Accrued Liability declined during the three Months ended March 31, 2007 due to a decline in the price of the common stock from $1.11 at December 29, 2006 to $0.95 at March 30, 2007.

      The Company left development stage as of January 1, 2005 when it started to make substantially more sales.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's cash balance increased to $2,659,276 at March 31, 2007 as compared to $2,246,926 at December 31, 2006. The Company has recovered cash from trade accounts receivable. During the three months ended March 31, 207 the Company issued $86,969 in shares for services

PROFITABILITY/LOSS

      Net income for the three months ended March 31, 2007 was $1,0002,660 compared to a net loss of $1,423,575 for the three months ended March 31, 2006.

      The increase in net income was due to a reduction in the provision of the accrued liability of related to warrants and stock purchase rights. The Company's operating loss for the three months ended March 31, 2007 was $438,348 compared to an operating loss of $483,079 for the three months ended March 31, 2006.

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