Form 10QSB/A
period 2007-06-30
Travelstar, Inc.
filed 2007-12-10
CIK 1085661

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

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

      Balance Sheet                                                         3
      Statements of Operations                                              4
      Statement of Stockholders' Equity (deficit)                           5
      Statements of Cash Flows                                              6
      Notes to Financial Statements                                         7

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations                   18

Item 3.  Controls and Procedures                                            25

PART II. OTHER INFORMATION                                                  26

Item 1.  Legal Proceedings                                                  26

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        26

Item 3.  Defaults On Senior Securities                                      26

Item 4.  Submission of Items to a Vote                                      26

Item 5.  Other Information                                                  26

Item 6.                                                                     26
(a)      Exhibits
(b) Reports on Form 8K

SIGNATURES AND CERTIFICATES                                                 27


                    TRAVELSTAR, INC. (formerly known as Joystar, Inc.)
                                Balance Sheet (unaudited)


                                                                             June 30, 2007
                                                                              (restated)
                                                                             ------------

ASSETS

Current assets
Cash and cash equivalents                                                    $  2,389,257
Accounts receivable                                                             3,392,144
Prepaid expenses                                                                   54,257
                                                                             ------------

Total current assets                                                            5,835,658

Pr Property and equipment, net                                                    393,468

Intangible assets, net of amortization                                             48,685
Other assets                                                                       18,970
                                                                             ------------

Total assets                                                                 $  6,296,781
                                                                             ------------

LILIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

Accounts payable                                                             $  2,962,730
Deferred merchant bookings                                                        303,939
Accrued salaries                                                                   67,615
Accrued expenses                                                                  128,865
Accrued liabilities                                                               721,058
Loans from shareholders                                                               374
                                                                             ------------
Total current liabilities                                                       4,184,581
                                                                             ------------


Commitments                                                                            --

Stockholders' equity

Preferred stock, no par value, 10,000,000 shares authorized; none issued               --

Common stock, no par value, 200,000,000 shares authorized; 49,097,149
  shares issued and outstanding at June 30, 2007                               19,185,253

Stock issued for deferred compensation                                            (17,500)

Stock subscribed not issued, 356,000 shares at June 30, 2007                      313,501
Accumulated (deficit)                                                         (17,369,054)
                                                                             ------------


Total stockholders' equity                                                      2,112,200
                                                                             ------------


Total liabilities and stockholders' equity                                   $  6,296,781
                                                                             ============


         The accompanying notes are an integral part of these financial statements


                                        TRAVELSTAR, INC. (formerly known as Joystar, Inc.)
                                                     STATEMENTS OF OPERATIONS
                                                            (UNAUDITED)


                                                                 For the six       For the six       For the six       For the six
                                                                months ended      months ended      months ended      months ended
                                                                June 30, 2007     June 30, 2006     June 30, 2007     June 30, 2006
                                                                 (restated)        (restated)        (restated)         (restated)
                                                                ------------      ------------      ------------      ------------

Revenue                                                         $  4,723,029      $  4,736,251      $  2,250,296      $  2,553,579
                                                                ------------      ------------      ------------      ------------

Operating expenses:
Selling and marketing                                              4,040,441         2,899,948         1,836,660         1,419,710
General and administrative                                         1,568,593         2,165,378           886,108         1,036,956
Technology and content                                               131,680            82,923           106,865            25,832
                                                                ------------      ------------      ------------      ------------
Total operating expenses                                           5,740,714         5,148,249         2,829,633         2,482,498
                                                                ------------      ------------      ------------      ------------

Operating income/(loss)                                           (1,017,685)         (411,998)         (579,337)           71,081

Interest income/(expense)                                             37,609                --            18,986                --
Gain/(Loss) on fair value of Warrants and
  stock purchase rights                                            3,446,653        (1,692,611)        2,024,269          (752,108)
Other income/(loss)                                                    8,548                               8,548
                                                                ------------      ------------      ------------      ------------

Net Other income/(expense)                                         3,492,810        (1,692,611)        2,051,803          (752,108)
                                                                ------------      ------------      ------------      ------------

Income/(Loss) before income taxes                                  2,475,125        (2,104,609)        1,472,466          (681,027)
Income tax provision                                                      --                --                --                --
                                                                ------------      ------------      ------------      ------------
Net income (loss)                                               $  2,475,125      $ (2,104,609)     $  1,472,466      $   (681,027)
                                                                ============      ============      ============      ============
Net Income/(Loss) per share

Basic                                                           $       0.05      $      (0.05)     $       0.03      $      (0.02)

Diluted                                                         $       0.05      $      (0.05)     $       0.03      $      (0.02)
                                                                ============      ============      ============      ============
    Weighted average number of common shares-
Basic                                                             48,950,766        39,782,316        49,027,179        41,829,599
Diluted                                                           53,408,897        39,782,316        53,485,310        41,829,599
                                                                ============      ============      ============      ============


                             The accompanying notes are an integral part of these financial statements


                                        TRAVELSTAR, INC. (formerly known as Joystar, Inc.)
                                           STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                  For the Six Months ended June 30, 2007 (unaudited) (restated)


                                      COMMON STOCK
                              -----------------------------     Stock issued        Stock                               Total
                                                                     for          Subscribed                         Stockholders'
                               Number of                          Deferred           not           Accumulated          Equity
                                 Shares           Amount        Compensation        Issued          (Deficit)          (Deficit)
                              ------------     ------------     ------------      ------------     ------------      ------------

Balance December 31,            48,772,430     $ 14,071,460     $   (122,500)     $    313,501     $(19,844,179)     $ (5,581,718)
  2006 (restated)
Deferred Compensation                   --               --          105,000                --               --           105,000
  Earned
Stock Issued for Cash                  220              200               --                --               --               200
Stock Issued for Services          324,499          222,294               --                --               --           222,294
Share based compensation                --           56,579               --                --               --            56,579
Reclassification of                     --        4,834,720               --                --        2.475,125         4,834,720
  Accrued Liability                                                                                                     2,475,125
Net Income
Balance June 30, 2007           49;097,149     $ 19,185,253     $    (17,500)     $    313,501     $ 17,369,054      $  2,112,200
(Unaudited)                   ============     ============     ============      ============     ============      ============


                            The accompanying notes are an integral part of these financial statements.


                              TRAVELSTAR, INC. (formerly known as Joystar, Inc.)
                                      STATEMENTS OF CASH FLOW (unaudited)


                                                                                  For the six months ended

                                                                                June 30, 2007     June 30, 2006
                                                                                 (restated)        (restated)
                                                                                 -----------      -----------

Cash flows from operating activities:
Net Income/ (loss)                                                               $ 2,475,125      $(2,104,609)

Adjustments to reconcile net loss to net cash (used in) operating activities

Depreciation and amortization                                                         45,913           26,358
 Share based compensation                                                             56,579          180,854
 Stock issued for services                                                           222,294          499,576
 Stock issued for deferred compensation                                              105,000
Changes in assets and liabilities
(Increase)Decrease in prepaid expenses                                                22,500          (20,000)
(Increase) in receivables                                                           (690,891)      (3,648,846)
Increase in accounts payable                                                       1,183,981        1,944,142
Increase in deferred merchant bookings                                               303,939               --
Increase in accrued salaries/rent and payroll taxes                                   34,847          343,966
Increase/(Decrease) in accrued liability relating to warrants
  and other stock purchase rights                                                 (3,446,653)       1,692,611
                                                                                 -----------      -----------

Net cash provided (used in) operations                                               312,634       (1,085,948)
                                                                                 -----------      -----------

Cash flows from investing activities:
Acquisition of property and equipment                                               (170,505)         (71,717)
                                                                                 -----------      -----------

Net cash used in investing activities                                               (170,505)         (71,717)

 Cash flows from financing activities:
  Loans from shareholders                                                                 --               --
  Issuance of common stock for cash                                                      200        1,774,302
  Stock subscribed but not issued                                                         --               --
                                                                                 -----------      -----------

Net cash provided by financing activities                                                200        1,774,302
                                                                                 -----------      -----------
Increase in cash and cash equivalents                                                142,329          616,637

Cash and cash equivalents at the beginning of the period                           2,246,928          218,847
                                                                                 -----------      -----------

Cash and cash equivalents at the end of the period                               $ 2,389,257      $   835,484
                                                                                 ===========      ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Issuance of stock for services                                                   $   222,294      $   499,576
Shares issued for deferred compensation                                          $   105,000      $        --
Subscribed shares issued                                                         $        --      $   720,000
Share based compensation                                                         $    56,579      $   180,854
Shares issued for accrued prior year compensation                                                 $   127,000


                   The accompanying notes are an integral part of these financial statements

                                                       6

               TRAVELSTAR, INC. (FORMERLY KNOWN AS JOYSTAR, INC.)

                          NOTES TO FINANCIAL STATEMENTS

      FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND JUNE 30, 2006 (UNAUDITED)

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

During the six month period ended June 30, 2006 the Company recognized override revenues, based on its evaluation of the actual attainment of various supplier production goals, as of the end of each interim period. While the Company believes that its recognition of override revenue was accurate, this policy required the Company to track and measure a large number of complex agreements.

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

Accounting estimates are an integral part of the financial statements prepared by management and are based on management's current judgments. Those judgments are normally based on knowledge and experience about past and current events and on assumptions about future events. Commission revenue for reservations is paid to the Company by the travel suppliers, typically upon completion of the travel associated with the reservation. Because the average time lag between booking date and commission payment date is approximately six months, the company recognizes a reserve against revenues for bookings that may not produce a collectible commission due to possible cancellations or other factors. For the six months ended June 30, 2007 the company recognized a reserve equal to 15% of the gross commissions generated. The reserve for the six months ended June 30, 2007 was reduced to 15% from the level of 25% that was used for the year ended December 31, 2006. Management believes that this reduction in the reserve percentage was appropriate due to its implementation of improved internal processes for capturing data used to record revenues. The improved process consists of a more detailed review of reservations bookings made by its travel agents. As part of this review the Company is better able to eliminate or correct errors in the raw data, thereby reducing the percentage reserve requirements that were previously applied. The Company will be monitoring receivables and adjusting the reserve levels on a regular basis, as required.

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

Management reviews, on an annual basis, the carrying value of its intangible asset in order to determine whether impairment has occurred. Impairment is based on several factors including the Company's projection of future discounted operating cash flows. If an impairment of the carrying value were to be indicated by this review, the Company would perform the second step of the impairment test in order to determine the amount of impairment, if any. There was no impairment charge during the six months ended June 30, 2007 and June 30, 2006.

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

The following table reconciles basic earnings per share and diluted earnings per share and the related weighted average number of shares outstanding for the three and six months ended June 30, 2007:


                            DISCLOSURE FOR RECONCILIATION
                                OF BASIC AND DILUTED
                                 EARNINGS PER SHARE


                                            For the Three Months Ended June 30, 2007
                                            ----------------------------------------
                                              Income         Shares        Per-share
                                            (Numerator)  (Denominator)      Amount
                                            ----------     ----------     ----------

Net income                                  $1,472,466

BASIC EPS
Income available to common stockholders     $1,472,466     49,027,179     $    0.03
Options                                                      574,200
Warrants                                                   3,883,931
                                            ----------     ----------

DILUTED EPS
Income available to common
stockholders + assumed conversions          $1,472,466     53,485,310     $    0.03
                                            ==========     ==========     =========



                                             For the Six Months Ended June 30, 2007
                                            ----------------------------------------
                                              Income         Shares        Per-share
                                            (Numerator)  (Denominator)      Amount
                                            ----------     ----------     ----------

Net income                                  $2,475,125

BASIC EPS
Income available to common stockholders     $2,475,125     48,950,766     $    0.05
                                            ----------     ----------
Options                                                       574,200
Warrants                                                    3,883,931
                                            ----------     ----------

DILUTED EPS
Income available to common
stockholders + assumed conversions          $2,475,125     53,408,897     $    0.05
                                            ==========     ==========     =========

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

ACCRUED LIABILITY RELATED TO WARRANTS AND STOCK PURCHASE RIGHTS

The Company accounts for freestanding derivative financial instruments potentially settled in its own common stock under Emerging Issues Task Force ("EITF") Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." As the Company potentially did not have, prior to June 21, 2007, sufficient authorized shares available to settle its open stock-based contracts, the initial fair value of the applicable contracts (consisting primarily of non-employee stock warrants and rights to purchase common stock- (see Note 6) has been classified as "accrued liability related to warrants and stock purchase rights" on the accompanying balance sheet and measured subsequently at fair value (based on a Black-Scholes computation), with gains and losses included in the statement of operations. The accrued liability had a balance of $8,281,373 at December 31, 2006.

The value of the liability will vary based on the price of the Company's common stock. During the three months ended March 31, 2007 the Company recorded a reduction in the value of the liability of $1,437,264 (offset by an increase in value of $14,880 due to the vesting of certain employee stock options) due to a decline in the price of the Company's common stock from $1.11 at December 29, 2006 to $0.95 at March 30, 2007.

On June 21, 2007 the Company's Articles of Incorporation were amended to increase the number of authorized shares to 210 million, consisting of 10 million shares of Preferred Stock and 200 million shares of Common Stock. As of this amendment the Company has sufficient authorized shares available to settle its open stock-based contracts. As a result the Company revalued the accrued liability related to warrants and stock purchase rights to reflect the closing price of $0.78 for the Company's common stock as of June 21, 2007. The Company recorded a gain of $2,024,269 and $3,446,653 respectively for the three and six months ended June 30, 2007. In addition as of June 21, 2007 the Company reclassified the remaining liability of $4,834,720 as Common Stock.

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

4.  RESTATEMENT OF FINANCIAL STATEMENTS

In connection with the preparation of the December 31, 2006 audit of the Company's financial statements and letters of comment received from the Securities and Exchange Commission, we determined that there were errors in the accounting treatment and reported amounts in our previously filed financial statements. As a result, we determined to restate our financial statements for the six months ended June 30, 2007 and 2006.

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

Accrued liability related to warrants and stock purchase rights and Loss on fair value of warrants and stock purchase rights: During 2006, the Company had issued more shares of its common stock and other common stock equivalents including warrants and stock options which exceeded the authorized shares of common stock that the Company could issue. Accordingly, $752,108 and $1,692,611 of accrued liability expense for the loss on fair value of warrants and stock purchase rights was recognized as of and for the three and six months ended June 30, 2006. The June 30, 2006, financial statements, have been restated to reflect these adjustments. The above adjustment did not affect previously reported cash balances as of December 31, 2005.

On June 21, 2007 the Company's Articles of Incorporation were amended to increase the number of authorized shares to 210 million, consisting of 10 million shares of Preferred Stock and 200 million shares of Common Stock. As of this amendment the Company has sufficient authorized shares available to settle its open stock-based contracts. Originally the Company accounted for this transaction as a Gain on the fair value of warrants and stock purchase rights and recorded gains of $6,858,989 and 8,281,373 for the three and six months ended June 30, 2007. The Company has now determined that in compliance with EITF 00-19 the correct accounting was to revalue the liability as of June 21, 2007. As a result the Company revalued the accrued liability related to warrants and stock purchase rights to reflect the closing price of $0.78 for the Company's common stock as of June 21, 2007. The Company recorded a gain of $2,024,269 and $3,446,653 respectively for the three and six months ended June 30, 2007. In addition as of June 21, 2007 the Company reclassified the remaining liability of $4,834,720 as Common Stock.

General & Administrative Expenses: During the three and six months ended June 30, 2006, the Company recognized an additional $19,272 and $180,854 in compensation expense for the issuance of stock options to employees.

The following financial statement line items were corrected for the three and six months ended June 30, 2007 and 2006

Six months ended June 30, 2007

                                                 As originally
                                                   presented           Restated
                                                   ---------           --------
Gain on fair value of warrants
  and stock purchase rights                        $8,281,373         $3,446,653
Income before income taxes                         $7,309,893         $2,475,125
Net Income                                         $7,309,893         $2,475,125
Earnings per Share
Basic                                              $     0.15         $     0.05
Diluted                                            $     0.14         $     0.05

Six months ended June 30, 2006

                                                 As originally
                                                   presented           Restated
                                                   ---------           --------

General & Administrative Expenses                $ 1,984,524        $ 2,165,378
Loss on fair value of warrants
and stock purchase rights                        $         0        ($1,692,611)
(Loss) before income taxes                       $  (231,144)       $(2,104,609)
Net ( Loss)                                      $  (231,144)       $(2,104,609)

Loss per Share                                   $     (0.01)       $     (0.05)

Three months ended June 30, 2007

                                                 As originally
                                                   presented           Restated
                                                   ---------           --------
Gain on fair value of warrants
and stock purchase rights                          $6,858,989         $2,024,269
Income before income taxes                         $6,307,234         $1,472,466
Net Income                                         $6,307,234         $1,472,466
Earnings per Share
Basic                                              $     0.13         $     0.03
Diluted                                            $     0.12         $     0.03


Three months ended June 30, 2006

                                                 As originally
                                                   presented           Restated
                                                   ---------           --------

General & Administrative Expenses                 $ 1,017,684       $ 1,036,956

Loss on fair value of warrants
and stock purchase rights                         $         0       $  (752,108)
Income/(Loss) before income taxes                 $    90,353       $  (681,027)
Net Income/(Loss)                                 $    90,353       $  (681,027)

Earnings/(Loss) per Share                         $      0.00       $     (0.02)


5. PROPERTY AND EQUIPMENT

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
                                                                      ---------

                                                                      $ 393,468
                                                                      =========

6. CAPITAL STOCK COMMON STOCK

During the three months ended June 30, 2007, the Company issued 163,525 common shares for services for a total of $135,525. During the six months ended June 30, 2007, the Company issued 324,499 common shares for services for a total of $222,294.

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

On December 13, 2005, the Company authorized for two of its officers to receive 1,500,000 shares of common stock. The shares were valued at $330,000 or $0.22 per share. The shares are considered subscribed and not issued at June 30, 2007. The Company charged $330,000 to compensation expense during the year ended December 31, 2005.

The following table summarizes activity for all stock options for the six months ended June 30, 2007:
                                                              2007
                                                  ---------------------------
                                                                     WEIGHTED
                                                                     AVERAGE
                                                  NUMBER OF          EXERCISE
                                                   SHARES             PRICE
                                                  ---------         --------

Outstanding, beginning of period                  4,137,600         $   0.53
Granted                                             310,000             1.39
Exercised                                                --               --
Forfeited and expired                                    --               --
                                                  ---------         --------

Outstanding, end of period                        4,447,600         $   0.53
                                                  =========         ========

Options exercisable, end of period                  843,000         $   0.53

Weighted average fair value of options
granted during the year                           $   0.09
                                                  ========

The fair value of the stock options granted during the six months ended June 30, 2007 was approximately $27,000 or $0.09 per stock option, and was determined using the Black Scholes option pricing model. The factors used for the six months ended June 30, 2007, were the option exercise price of $0.98 to $1.50 per share, a 5 year life of the options, volatility measure of 47.5%, a dividend rate of 0% and a risk free interest rate of 4.54% for 2007.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2006 GROSS TRAVEL BOOKINGS Gross travel bookings for the three months ended June 30, 2007 increased to $21,386,400 compared to $15,109,400 for the three months ended June 30, 2006. As described below, the Company received $2,250,296 and $2,553,579 of revenues for the three months ended June 30, 2007, and June 30, 2006, from such bookings. REVENUE Revenues for the three months ended June 30, 2007 were $2,250,296 compared to $2,553,579 for the three months ended June 30, 2006. While gross travel bookings increased, this was offset by the fact that the Company took a reserve against revenues of 15% in the three months ended June 30, 2007, while no reserve was taken in the three months ended June 30, 2006. As of January 2007 the Company has changed its revenue recognition policy such that the Company only recognizes override revenues either upon receipt of funds or confirmation of entitlement from the travel supplier. As a result, during the three months ended June 30, 2007 the Company recognized $62,000 in override revenue, compared with $275,508 during the three months ended June 30, 2006. See the discussion of reserves in Note 2 to the Financial Statements.

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

GENERAL AND ADMINISTRATIVE

General and Administrative expenses for the three months ended June 30, 2007 decreased to $886,108 from $1,036,956 for three months ended June 30, 2006. The decrease was primarily due to reductions in employee compensation, professional fees, telephone and travel expenses. We expect absolute amounts spent on corporate personnel and professional service to increase over time as we develop new business units requiring additional headcount and continue incurring incremental costs associated with being a public company.

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

ACCRUED LIABILITY RELATED TO WARRANTS AND STOCK PURCHASE RIGHTS

The Company accounts for freestanding derivative financial instruments potentially settled in its own common stock under Emerging Issues Task Force ("EITF") Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." As the Company potentially did not have, prior to June 21, 2007, sufficient authorized shares available to settle its open stock-based contracts, the initial fair value of the applicable contracts (consisting primarily of non-employee stock warrants and rights to purchase common stock- (see Note 6) has been classified as "accrued liability related to warrants and stock purchase rights" on the accompanying balance sheet and measured subsequently at fair value (based on a Black-Scholes computation), withgains and losses included in the statement of operations. The accrued liability had a balance of $8,281,373 at December 31, 2006.

The value of the liability will vary based on the price of the Company's common stock. During the three months ended March 31, 2007 the Company recorded a reduction in the value of the liability of $1,437,264 (offset by an increase in value of $14,880 due to the vesting of certain employee stock options) due to a decline in the price of the Company's common stock from $1.11 at December 29, 2006 to $0.95 at March 30, 2007.

On June 21, 2007 the Company's Articles of Incorporation were amended to increase the number of authorized shares to 210 million, consisting of 10 million shares of Preferred Stock and 200 million shares of Common Stock. As of this amendment the Company has sufficient authorized shares available to settle its open stock-based contracts. As a result the Company revalued the accrued liability related to warrants and stock purchase rights to reflect the closing price of $0.78 for the Company's common stock as of June 21, 2007. The Company recorded a gain of $2,024,269 and $3,446,653 respectively for the three and six months ended June 30, 2007. In addition as of June 21, 2007 the Company reclassified the remaining liability of $4,834,720 as Common Stock.

Net other income for the three months ended June 30, 2007 was $2,051,803 compared to a loss of $(752,108) in the three months ended June 30, 2006. This change was primarily due to a reduction in the Accrued Liability Related to Warrants and Stock Purchase Rights.

PROFITABILITY/LOSS

Net income for the three months ended June 30, 2007 was $1,472,466 compared to a net loss of $681,027 for the three months ended June 30, 2006.

The increase in net income was due to the reduction in the value of the accrued liability related to warrants and stock purchase rights during the three months ended June 30, 2007 compared to an increase in the liability during the three months ended June 30, 2006.

SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2006 GROSS TRAVEL BOOKINGS

Gross travel bookings for the six months ended June 30, 2007 increased to $45,605,000 compared to $33,056,000 for the six months ended June 30, 2006. As described below, the Company received $4,723,029 and $4,736,251 of revenues for the six months ended June 30, 2007, and June 30, 2006, from such bookings.

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

GENERAL AND ADMINISTRATIVE

General and Administrative expenses for the six months ended June 30, 2007 decreased to $1,568,593 from $2,165,378 for six months ended June 30, 2006. The decrease was primarily due to reductions in employee compensation, professional fees, telephone and travel expenses. We expect absolute amounts spent on corporate personnel and professional service to increase over time as we develop new business units requiring additional headcount and continue incurring incremental costs associated with being a public company.

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

ACCRUED LIABILITY RELATED TO WARRANTS AND STOCK PURCHASE RIGHTS

The Company accounts for freestanding derivative financial instruments potentially settled in its own common stock under Emerging Issues Task Force ("EITF") Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." As the Company potentially did not have, prior to June 21, 2007, sufficient authorized shares available to settle its open stock-based contracts, the initial fair value of the applicable contracts (consisting primarily of non-employee stock warrants and rights to purchase common stock- (see Note 6) has been classified as "accrued liability related to warrants and stock purchase rights" on the accompanying balance sheet and measured subsequently at fair value (based on a Black-Scholes computation), with gains and losses included in the statement of operations. The accrued liability had a balance of $8,281,373 at December 31, 2006.

The value of the liability will vary based on the price of the Company's common stock. During the three months ended March 31, 2007 the Company recorded a reduction in the value of the liability of $1,437,264 (offset by an increase in value of $14,880 due to the vesting of certain employee stock options) due to a decline in the price of the Company's common stock from $1.11 at December 29, 2006 to $0.95 at March 30, 2007.

On June 21, 2007 the Company's Articles of Incorporation were amended to increase the number of authorized shares to 210 million, consisting of 10 million shares of Preferred Stock and 200 million shares of Common Stock. As of this amendment the Company has sufficient authorized shares available to settle its open stock-based contracts. As a result the Company revalued the accrued liability related to warrants and stock purchase rights to reflect the closing price of $0.78 for the Company's common stock as of June 21, 2007. The Company recorded a gain of $2,024,269 and $3,446,653 respectively for the three and six months ended June 30, 2007 compared with losses of $752,108 and $1,692,611 respectively for the three and six months ended June 30, 2006. In addition as of June 21, 2007 the Company reclassified the remaining liability of $4,834,720 as Common Stock.

Net other income for the six months ended June 30, 2007 was $3,492,810 compared to an expense of $(1,692,611) in the six months ended June 30, 2006. This change was primarily due to a reduction in the Accrued Liability Related to Warrants and Stock Purchase Rights.

PROFITABILITY/LOSS

Net income for the six months ended June 30, 2007 was $2,475,125 compared to a net loss of $2,104,609 for the six months ended June 30, 2006.

The increase in net income was due to the reduction in the provision of the accrued liability of related to warrants and stock purchase rights in the six months ended June 30, 2007. The Company's operating loss for the six months ended June 30, 2007 was $1,017,685 compared to an operating loss of $411,998 for the six months ended June 30, 2006.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash balance increased to $2,389,257 at June 30, 2007 as compared to $2,246,929 at December 31, 2006. The Company has funded certain expenses by issuing shares for compensation and services. During the six months ended June 30, 2007 the Company issued $222,294 in shares for services. Typically there is approximately a six to nine month lag between when the Company's travel agents make a sale and when the commission on this sale is paid by the supplier. This results in an increase in Accounts Receivable as the Company's sales grow. During the six months ended June 30, 2007 Accounts Receivable increased by $690,891 as a result of the growth of the Company's sales. Offsetting this increased use of cash, the Company's Accounts Payable to its travel agents and other vendors increased by $1,183,981. During the six months ended June 30, 2007 the Company invested $170,505 in Property, Plant and Equipment, primarily consisting of computer equipment and the capitalization of certain software development associated with new internet sites that the Company was preparing to launch. This compares with $71,717 invested in Property, Plant and Equipment during the six months ended June 30, 2006.


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