Form 10KSB
period 2007-12-31
Travelstar, Inc.
filed 2008-04-15
CIK 1085661

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PUSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        Commission File Number: 000-25973

                                TRAVELSTAR, INC.
              ----------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

               California                                  68-0407331
  ---------------------------------                   ---------------------
   (State or Other Jurisdiction of                      (I.R.S. Employer
    Incorporation or Organization)                     Identification No.)

               95 Argonaut St. First Floor, Aliso Viejo, CA 92656
               --------------------------------------------------
                    (Address of Principle Executive Offices)

                                 (949) 837-8101
               --------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

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

YES [ ]   No [X]

      The registrant's revenues for its most recent fiscal year were $9,092,197.

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 2008 was $4,021,650, based upon the market price of the registrant's Common Stock of $0.22 as of March 31, 2008.

The number of the Company's shares of Common Stock outstanding as of March 31, 2008 was 51,002,014. The registrant has no outstanding non-voting common equity.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TRAVELSTAR, INC.
                            FORM 10-KSB ANNUAL REPORT
                 AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2007
                                TABLE OF CONTENTS

Forward-Looking Statements

                                     PART 1
Item 1.     Description of Business                                            3
Item 2.     Description of Property                                           26
Item 3.     Legal Proceedings                                                 26
Item 4.     Submission of Matters to a Vote of Security Holders               27

                                     PART II

Item 5.     Market for Common Equity, Related Stockholder Matters and
             Small Business Issuer Purchases of Equity Securities             27
Item 6.     Management's Discussion and Analysis or Plan of Operation         31
Item 7.     Financial Statements
Item 8.     Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure                                        40
Item 8A.    Controls and Procedures                                           40
Item 8B.    Other Information                                                 40
                                    PART III

Item 9.     Directors and Executive Officers of the Registrant                41
Item 10.    Executive Compensation                                            43
Item 11.    Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters                      46
Item 12.    Certain Relationships and Related Transactions                    46
Item 13.    Exhibits                                                          47
Item 14.    Principal Accountant Fees and Services                            47

            Signatures                                                        48

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

MANAGEMENT OVERVIEW

GENERAL DESCRIPTION OF OUR BUSINESS

      Travelstar, Inc., a California corporation ("Travelstar", "we" or the "Company") sells complex leisure travel including cruises, vacations and group travel through a rapidly expanding virtual network of leisure travel agents. We empower thousands of travel agents with the tools and information they need to efficiently research, plan, book and extraordinary travel experiences. Through our Travelstar branded, co-branded and private label websites, we offer travelers real time access and booking capabilities to every major airline, lodging property, car rental company, vacation provider, and cruise line in the world. We are one of the leading host agencies in the world. Our brands include:
Joystar, VacationCompare.com, and Travelstar.com.

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

OUR BRANDS

      JOYSTAR.

      We sell cruises and vacation packages through a national sales force of leisure agents, as well as co-branded and private label travel websites. We provide our agents with the technology, marketing tools, on-demand training, mentoring programs and expert support services so they can concentrate on building their business and creating customer loyalty. This business model has allowed Travelstar to achieve significant growth since our launch in late 2004. Our investments in infrastructure, technology and automation have created a scalable environment for continued rapid growth.

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

      VACATIONCOMPARE.COM.

      VacationCompare.com is a comparison shopping marketplace that helps consumers make informed decisions for their leisure travel planning. Similar to what meta search sites offer travelers for comparing air, car and hotel websites, the VacationCompare.com comparison service is geared to the 60 million Americans who begin their vacation and cruise shopping online, but, because of the price and complexity, prefer to book offline with the help of a live expert.

      Travel agencies in the VacationCompare.com network operate under the assumption they are competing with other experts in the industry to win the customer's business based on knowledge and added-value service.

      TRAVELSTAR.COM.

      Travelstar.com is a social networking site for passionate leisure travelers to share travel reviews, vacation photos and videos, and travel blogs. In addition to the social networking features, the site offers free tools for members to manage their invitations and responses for small private group travel. Group leaders and meeting planners will have the opportunity to earn free travel and share in the revenue generated from the group trips they promote using our site.

      Travelers worldwide will be able to browse from a database of "public" specialty group trips that have been posted by our members. They will be able to search for and join the group trips based on criteria including destination, activity, lifestyle, religion, music, sporting events, charitable organizations and other affinities.

BUSINESS STRATEGY

      Our goal is to build the largest leisure travel agency in the world. To accomplish this, we have fueled our organic growth by creating innovative programs designed to attract and retain the industry's best and brightest travel sellers. We began developing our technology infrastructure and hosting service capabilities for the professional travel agent community in 2004. Today, the Joystar Travel Network consists of over 2000 full-time and part-time leisure travel agents who primarily sell cruises and vacations.

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

      Our travel agency business is comprised of the sale of airline tickets, hotel, cruise, vacation packages, and car rental reservations. Cruise and vacation package transactions make up the majority of this business. Gross revenue per transaction is much higher for cruises and vacation packages as compared to simple, stand alone products including air, car, and hotel. Cruises and vacation packages accounted for over 80% of total gross bookings for the year ended December 31, 2007.

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

      FULFILLMENT PARTNERS. We outsource certain non-core airline ticket fulfillment, dynamic packaging, and hotel fulfillment to third-party suppliers. This function includes the issuance of tickets and related services.

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

EMPLOYEES AND INDEPENDENT CONTRACTORS

      As of December 31, 2007, we employed approximately 15 full-time and 2 part-time employees. Our employees are not represented by any collective bargaining unit. We believe we generally have good relations with our employees.

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

      Mr. William Mr. Alverson, our chief executive officer and director, and Ms. Katherine T. West control approximately 32.28% of our issued and outstanding shares of common stock the interests of Mr. Alverson and Ms. West may not be, at all times, the same as those of other shareholders. Since Mr. Alverson and Ms. West are not simply passive investors but are also our executive officer and two directors, their interests as an executive and a director, at times, may be adverse to those of passive investors. Where those conflicts exist, our shareholders will be dependent upon Mr. Alverson and Ms. West exercising, in a manner fair to all of our shareholders, their fiduciary duties as an officer and/or as a member of our board of directors. Also, Mr. Alverson and Ms. West will have the ability to significantly influence the outcome of most corporate actions requiring shareholder approval, including any potential merger of Travelstar with or into another company, the sale of all or substantially all of our assets and amendments to our articles of incorporation. This concentration of ownership with Mr. Alverson and Ms. West may also have the effect of delaying, deferring or preventing a change in control of Travelstar which may be disadvantageous to minority shareholders.

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

      The public market for our common stock has historically been very volatile. For example since January 1, 2004 the closing market price for our common stock has ranged from $3.14 to $0.15. Any future market price for our shares may continue to be very volatile. This price volatility may make it more difficult for you to sell shares when you want at prices you find attractive. We do not know of any one particular factor that has caused volatility in our stock price. However, the stock market in general has experienced extreme price and volume fluctuations that often are unrelated or disproportionate to the operating performance of companies. Broad market factors and the investing public's negative perception of our business may reduce our stock price, regardless of our operating performance. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price. As a result, this may make it difficult or impossible for you to sell our common stock for a positive return on your investment.

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

      b)    Reserves

      Accounting estimates are an integral part of the financial statements prepared by management and are based on management's current judgments. Those judgments are normally based on knowledge and experience about past and current events and on assumptions about future events. Commission revenue for reservations is paid to the company by the travel suppliers, typically upon completion of the travel associated with the reservation. Because the average time lag between booking date and commission payment date is approximately six months, the company recognizes a reserve against revenues for bookings that may not produce a collectible commission due to possible cancellations or other factors. For the year ended December 31, 2007 the company recognized a reserve of15% of the gross commissions generated. The company will be monitoring receivables and adjusting the reserve levels on a regular basis, as required.

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

      Rental expense for this location was $136,936 and $155,368 for the years ended December 31, 2007 and 2006, respectively.

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

      Rental expense for this location was $88,697 and $111,099 for the years ended December 31, 2007 and 2006, respectively.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2007.

                                     PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

PUBLIC MARKET

      Our common stock has been quoted on the OTC Bulletin Board under the symbol "JYSR.OB." We filed a certificate of amendment to our articles of incorporation of June 21, 2007, changing the name of the Company from "Joystar, Inc." to "Travelstar, Inc." Pursuant to the name change, our trading symbol on the OTC Bulletin Board is "TVLS.OB". There were 139 shareholders of record as of March 31, 2008. The closing market price of the Company's common stock as of March 31, 2008 was $0.22.

      The company's high and low closing bid and close information for the fiscal years ended December 31, 2007, 2006 and 2005, is listed below as provided by the NASD OTC Bulletin Board. Particularly since our common stock is traded infrequently, such over-the-counter quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions or a liquid trading market.

Year Ended December 31, 2007                            High         Low
                                                        ----         ---
Quarter ended December 31, 2007                         $0.31       $0.22
Quarter ended September 30, 2007                        $0.53       $0.50
Quarter ended June 30, 2007                             $0.80       $0.75
Quarter ended March 31, 2007                            $0.95       $0.94

Year Ended December 31, 2006                            High         Low
                                                        ----         ---
Quarter ended December 31, 2006                         $1.12       $0.95
Quarter ended September 30, 2006                        $0.85       $0.80
Quarter ended June 30, 2006                             $0.73       $0.70
Quarter ended March 31, 2006                            $1.48       $1.30

Year Ended December 31, 2005                            High         Low
                                                        ----         ---
Quarter ended December 31, 2005                         $0.33       $0.27
Quarter ended September 30, 2005                        $0.31       $0.28
Quarter ended June 30, 2005                             $0.45       $0.45
Quarter ended March 31, 2005                            $0.64       $0.55

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

EQUITY COMPENSATION PLAN INFORMATION

      In April 2004, our Board of Directors adopted our 2003 Equity Compensation Plan ("Plan"), which was subsequently amended by the Company in August of 2006 to increase the amount of shares of Common Stock which the Company was authorized to issued under the plan from 2,500,000 shares to 3,500,000 shares, and in December of 2007 to increase the amount of shares of Common Stock which the Company was authorized to issued under the plan from 3,500,000 shares to 5,000,000 shares. The Plan provides the Company's board of directors to grant to the Company's directors, officers, employees and consultants stock options and shares of common stock under the Plan.

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

RECENT SALES OF UNREGISTERED SECURITIES

 During the three months ended March 31, 2007, the Company issued 160,794 common shares for services for a total of $86,969.

      During the three months ended June 30, 2007, the Company issued 163,525 common shares for services for a total of $135,325.

      During the three months ended September 30, 2007, the Company issued 30,000 common shares for services for a total of $21,000.

      During the three months ended December 31, 2007, the Company issued 1,593,770 common shares for services for a total of $302,969 and 206,515 common shares valued at $119,118 for liquidated damages.

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

TRENDS

Today, similar to the way real estate agents, mortgage bankers, stock brokers and insurance agents have been able to effectively telecommute, tens of thousands of experienced travel sellers operate their businesses virtually. According to a recent report issued by Credit Suisse/First Boston, there are an estimated 35,000 professional, home-based agents. This number is expected to grow to approximately 50,000 agents by 2010.

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

STRATEGY

We intend to aggressively innovate on behalf of travelers, suppliers and travel agents including building a scalable, service -oriented technology platform which will extend across our consumer brands. We expect this to increase the income opportunity+ for our travel network as we will be providing them consumer leads and also drive profitability for the company as we will create travel bookings at a lower commission payout than our existing host travel agent programs.

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

Commission revenue for reservations is paid to the Company by travel suppliers, typically upon completion of the travel associated with the reservation. Because the average time lag between booking date and commission payment date is approximately six months, the Company recognizes a reserve against revenues for bookings that may not produce a collectible commission due to possible cancellations or other factors. For the year ended December 31, 2007, the Company recognized a reserve equal to 25% of the gross commissions earned. The Company will be monitoring receivables and adjusting the reserve levels on a regular basis, as required.

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2007 COMPARED TO THE YEAR ENDED DECEMBER 31, 2006

GROSS TRAVEL BOOKINGS

Gross travel bookings for the year ended December 31, 2007 increased 15% to $76,759,205 compared to $65,594,000 for the year ended December 31, 2006.

REVENUE

Revenues for the year ended December 31, 2007 increased 31% to $9,092,197 compared to $6,932,277 for the year ended December 31, 2006.

The increase in both gross travel bookings and revenues are due to continued growth of our travel agent network.

SELLING AND MARKETING

Selling and marketing expenses for the year ended December 31, 2007 were $7,384,028 compared to $5,466,958 for the year ended December 31, 2006. The increase of $1,917,070 was primarily due to the increased payments to our travel agents as a result of increased bookings.

Selling and marketing
expenses relate to travel agent commissions, direct advertising and distribution expense, including traffic generation from Internet, search engines, private label and affiliate programs. The remainder of the expense relates to personnel costs, including staffing in our agent support services and preferred supplier relations.

GENERAL AND ADMINISTRATIVE

General and Administrative expenses for the year ended December 31, 2007 decreased to $3,583,512 from $4,119,326 for the year ended December 31, 2006. The decrease was primarily due to the reduction in share-based compensation and payroll expenses. We expect absolute amounts spent on corporate personnel and professional service to increase over time as we develop new business units requiring additional headcount and continue incurring incremental costs associated with being a public company.

TECHNOLOGY AND CONTENT

Technology and content expense includes product development expenses such as payroll and related expenses and depreciation of technology infrastructure, travel agent intranets, travel agent website, and consumer and social networking site development costs. In 2007 we began outsourcing the development of certain large scale projects including the development of our consumer travel comparison marketplace, VacationCompare.com and our group travel social networking site, Travelstar.com.

Technology and content expenses for the year ended December 31, 2007 were $387,515 compared to $198,621 due primarily to the development of our consumer Websites, Travelstar.com and VactionCompare.com. Given the increasing complexity of our business, geographic expansion, increased supplier integration, service-oriented architecture improvements and other initiatives, we expect absolute amounts spent in technology and content to increase over time.

ACCRUED LIABILITY RELATED TO WARRANTS AND STOCK PURCHASE RIGHTS

The Company accounts for freestanding derivative financial instruments potentially settled in its own common stock under Emerging Issues Task Force ("EITF") Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." As the Company potentially did not have, as of December 31, 2006, sufficient authorized shares available to settle its open stock-based contracts, the initial fair value of the applicable contracts (consisting primarily of non-employee stock warrants and rights to purchase common stock as well as exercisable employee stock options (see Note 5) has been classified as "accrued liability related to warrants and stock purchase rights" on the accompanying balance sheet and measured subsequently at fair value (based on a Black-Scholes computation), with gains and losses included in the statement of operations. The factors used for the year ended December 31, 2006 were the option exercise price of $0.50 to $1.15 per share, a 2 year life of the options, volatility measure of 85%, a dividend rate of 0% and a risk free interest rate ranging from 4.28% to 4.95% for 2006. The accrued liability had a balance of $8,281,373 at December 31, 2006. The balance at December 31, 2007 was significantly reduced to $14,880.

Net other income for the year ended December 31, 2007 was $3,407,872 compared to $5,312 in the year ended December 31, 2006. This increase was primarily due to the approval of the increase in the authorized shares of the company.

The Company left development stage as of January 1, 2005 when it started to make substantially more sales.

PROFITABILITY

Net income for the year ended December 31, 2007 was $1,113,840 compared to a net loss of $11,128,689 for the year ended December 31, 2006.

The increase in net income was primarily due to the reversal of the provision of the accrued liability related to warrants and stock purchase rights.

Our business continues to be dominated by complex leisure travel. Commission revenue for these types of bookings is paid to the company by travel suppliers, typically upon completion of the travel. Because the average time lag between booking travel and receiving the commission is approximately six months, we determined it prudent to recognize a reserve against revenues for the possibility of cancellations or other factors. Therefore, we recognized a reserve of 15% of the gross commissions generated for the year ended December 31, 2007 on travel bookings in which travel had not been completed. The Company will be monitoring receivables and adjusting the reserve levels on a regular basis, as required.

The Company's operating loss decreased to $2,264,608 for the year ended December 31, 2007 compared to $2,852,628 for the year ended December 31, 2006. The decrease was due to higher revenue, lower payroll costs and a reduction in stock-based compensation.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash balance was $652,460 at December 31, 2007.

Typically there is approximately a six to nine month lag between when the booking was made and when the commission on this sale is paid by the supplier. This results in an increase in Accounts Receivable as the Company's sales grow.

During the year ended December 31, 2007 Accounts Receivable increased to $3,510,118 compared to $2,701,253 for the year ended December, 31, 2006. The increase is due to increased gross travel bookings.

Accounts Payable to travel agents at December 31, 2007 was $2,350,298 compared to $1,743,324 at December 13, 2006.

The Company invested $377,488 in Property and Equipment during the year ended December 31, 2007, primarily consisting of computer server equipment, a VOIP telephone system and the capitalization of certain software development associated with new internet sites that the Company was preparing to launch. This compares with $267,036 invested in Property and Equipment during the year ended December 31, 2006.

During the year ended December 31, 2007 the Company issued $546,263 in shares for services.

FULL YEAR 2007 HIGHLIGHTS:

o Travelstar was inducted into Carnival Cruise Lines' "Pinnacle Club" and acknowledged for meeting high-volume sales criteria, demonstrating exceptional professionalism, creativity in sales and marketing techniques, the company's exhibition of excellence in promoting and selling the "Fun-Ship" cruise experience and outstanding support of the Carnival product.

o Travelstar's gross bookings surpassed $76 million. High-revenue margin cruises and vacation packages represent 90% of the Company's sales with a large portion of the growth coming from its group and incentive travel division.

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

o     Travelstar receives Star Award from Sandals for 2007 production levels.

o Travelstar recognized by Travel Impressions, a wholly owned subsidiary of American Express, as "Best of the Best" travel agency partner.

o Travelstar acknowledged as "Top 200" travel agencies by Classic Vacations, a subsidiary of Expedia, Inc.

o Travelstar recognized as a Premiere Agency Partner by The Globus family of brands

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

Board of Directors and Stockholders
of Travelstar, Inc. (formerly Joystar, Inc.)

We have audited the accompanying balance sheets of Travelstar, Inc. (formerly Joystar, Inc.), (the "Company")as of December 31, 2007 and 2006, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Travelstar, Inc. (formerly Joystar, Inc.) as of December 31, 2007 and 2006, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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


                                        /s/ Mendoza Berger & Company, LLP
                                        ----------------------------------------
                                        Irvine, California
                                        April 15, 2008


                                     Travelstar, Inc. (formerly Joystar, Inc.)
                                                Balance Sheets


                                                              December 31,   December 31,
                                                                  2007           2006
                                                                              (restated)
                                                              ------------   ------------
ASSETS
Current assets
Cash and cash equivalents                                     $    652,460   $  2,246,929
Accounts receivable                                              3,510,118      2,701,253
Prepaid expenses                                                    54,257         76,757
                                                              ------------   ------------
Total current assets                                             4,216,835      5,024,939

Property and equipment, net                                        377,488        267,036

Intangible assets, net of amortization                              39,500         50,525
Other assets                                                        18,970         18,970
                                                              ------------   ------------
Total assets                                                  $  4,652,793   $  5,361,470
                                                              ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities

Accounts payable                                                 2,350,298      1,743,324
Accrued salaries                                                        --         75,770
Accrued expenses                                                   128,865        128,865
Accrued liabilities                                                670,051        678,559
Accrued rent                                                        36,025         34,825
Deferred travel deposits                                           193,001             --
Loans from shareholders                                                472            472
Accrued liability related to warrants and stock
  purchase rights                                                       --      8,281,373
                                                              ------------   ------------

Total current liabilities                                        3,378,712     10,943,188
                                                              ------------   ------------

Commitments                                                             --             --

Stockholders' equity

Preferred stock, no par value, 10,000,000 shares
authorized; none issued                                                 --             --

Common stock, no par value, 50,000,000 shares authorized;
  48,772,430 and 34,103,309 shares issued and outstanding at
  December 31, 2007 and December 31, 2006 respectively          19,690,817     14,071,359
Stock issued for deferred compensation                                  --      (-122,500)
Stock subscribed not issued, 356,000 shares at December 31,
  2007 and December 31 , 2006                                      313,501        313,501
Accumulated (deficit)                                          -19,844,178   (-11,130,432)
                                                              ------------   ------------

Total stockholders' (deficit)                                    1,274,082    (-5,581,717)
                                                              ------------   ------------

Total liabilities and stockholders' deficit                   $  4,652,793   $  5,361,470
                                                              ============   ============


         The accompanying notes are an integral part of these financial statements






                     TRAVELSTAR, INC. (FORMERLY JOYSTAR, INC.)
                            STATEMENTS OF OPERATIONS


                                                    For the Years ended
                                           ------------------------------------
                                           December 31, 2007  December 31, 2006
                                           -----------------  -----------------

Revenue                                    $       9,090,447  $       6,932,277

Selling and marketing                              7,384,028          5,466,958
General and administrative                         3,583,512          4,119,326
Technology                                           387,515            198,621
                                           -----------------  -----------------

Total operating expenses                          11,355,055          9,784,905
                                           -----------------  -----------------

Operating loss                                    -2,264,608        (-2,852,628)
                                           -----------------  -----------------

Total Other income/(expense)                       3,407,872              5,312
(Loss) on fair value of warrants and
  stock purchase rights                              -14,880        (-8,281,373)
                                           -----------------  -----------------
Other income/(expense)                             3,392,992        (-8,276,061)
                                           -----------------  -----------------

Income / loss before income taxes                  1,113,840       (-11,128,689)
Income tax provision                                      --                 --
                                           -----------------  -----------------
Net income                                 $       1,113,840  $    (-11,128,689)
                                           =================  =================

Earnings per share- basic                  $            0.02  $           (0.26)
Earnings (loss) per share - diluted        =================  =================

Weighted average number of common
shares- basic                                     49,087,567         42,493,109
                                           =================  =================
Weighted agerage number of common
shares - diluted                                                     42,493,109
                                           =================  =================

The accompanying notes are an integral part of these financial statements






                           TRAVELSTAR, INC. (FORMERLY JOYSTAR, INC.)
                                  STATEMENTS OF CASH FLOW


                                                            For the year     For the year
                                                                ended            ended
                                                            December 31,     December 31,
                                                                2007             2006
                                                           --------------   --------------
Cash flows from operating activities
Net income                                                   $   1,113,840   $  (11,128,689)
Adjustments to reconcile net income to net
  cash used in operating activities
Depreciation and amortization                                     118,574           57,618
Deferred compensation                                             122,500          233,500
Share based compensation                                          119,157          267,936
Stock issued for services                                         546,263        1,203,501
Stock issued for liquidated damages                               119,118               --
Stock subscribed for compensation                                      --          195,500
Changes in assets and liabilities
Increase in prepaid expenses                                       22,500         (-28,185)
Increase in receivables                                          -840,373      (-2,302,426)
Increase in other assets                                          224,510         (-18,970)
Increase in accounts payable                                      608,173        1,222,867
Increase in accrued expenses                                           --            (-175)
(Decrease)Increase in accrued salaries and payroll taxes          -84,277          295,285
(Decrease)Increase in accrued liability relating
  to warrants and other stock purchase rights                  -8,281,373        8,281,373
                                                           --------------   --------------
Net cash used by operations                                    -7,237,000      (-1,720,865)
                                                           --------------   --------------
Cash flows from investing activities
Acquisition of property and equipment                             126,549        (-182,251)
                                                           --------------   --------------
Net cash used by investing activities                             -99,427        (-182,251)
                                                           --------------   --------------
Cash flows from financing activities
Issuance of common stock for cash                                     200        3,930,896
Stock subscribed but not issued                                        --              201
                                                           --------------   --------------
Net cash provided by financing activities                             200        3,931,097
                                                           --------------   --------------
Increase(Decrease) in cash                                     -1,594,468        2,027,981
Cash at the beginning of the year                               2,246,928          218,948
                                                           --------------   --------------
Cash at the end of the year                                $      652,460   $    2,246,929
                                                           ==============   ==============
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES
Issuance of stock for services                                    323,969        1,203,501
Subscribed shares issued to officers                                   --          195,500
Share based compensation                                          119,157          267,936
Deferred compensation                                             122,500          233,500
Issuance of stock for liquidated damages                          119,118               --

         The accompanying notes are an integral part of these financial statements






                                              TRAVELSTAR, INC. (FORMERLY JOYSTAR, INC.)
                                            STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                            COMMON STOCK


                                                                      Stock issued       Stock                           Total
                                                                          for          Subscribed                     Stockholders'
                                      Number of                         Deferred          not         Accumulated        Equity
                                        Shares           Amount       Compensation       Issued         (Deficit)       (Deficit)
                                    --------------   --------------  --------------  --------------  --------------  --------------

Balance December 31, 2005               34,103,309   $    7,952,026       ($356,000) $      834,800  $   -8,715,389  $     -284,563
Stock issued for services                3,630,814        1,617,501              --        -414,000              --       1,203,501
Stock issued for cash                   11,038,307        4,233,896              --        -303,000              --       3,930,896
Subscribed stock not issued
  to officers (685,965 shares)                  --               --              --         195,500              --         195,500
Subscribed stock (400 shares)                   --               --              --             201              --             201
Deferred compensation earned                    --               --         233,500              --              --         233,500
Share based compensation                        --          267,936              --              --              --         267,936
Net income (restated)                           --               --              --              --     -11,128,689     -11,128,689
                                    --------------   --------------  --------------  --------------  --------------  --------------
Balance December 31, 2006               48,772,430   $   14,071,359       ($122,500) $      313,501  $  -19,844,078  $   -5,581,717
Stock issued for services                1,948,089          546,263              --              --              --         546,263
Stock issued for cash                          400              200              --              --              --             200
Stock issued for liquidated damages        206,515          119,118              --              --              --         119,118
Warrant liability                               --        4,834,720              --              --              --       4,834,720
Deferred compensation earned                    --               --         122,500              --              --         122,500
Share based compensation                        --          119,157              --              --              --         119,157
Net income (restated)                           --               --              --              --         856,416         856,416
                                    --------------   --------------  --------------  --------------  --------------  --------------
Balance December 31, 2007
                                        50,927,434   $   19,690,817              --         313,501  $  -18,987,662  $    1,016,657
                                    ==============   ==============  ==============  ==============  ==============  ==============


                              The accompanying notes are an integral part of these financial statements.


                                                                F-5

                     TRAVELSTAR, INC. (FORMERLY JOYSTAR, INC.)

                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE 1 -- ORGANIZATION

DESCRIPTION OF BUSINESS

Travelstar, Inc. (formerly Joystar, Inc.), (a California corporation) specializes in selling complex travel products including cruises, vacation packages and group travel through its national sales force of independent travel agents and independent travel agencies in the United States. These travel products and services are offered both online and offline through a diversified portfolio of brands including:

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

Override commissions are recognized each period based upon our actual attainment of predetermined target sales levels. During the years ended December 31, 2006 and 2007, the Company recognized override revenues, based on its evaluation of the actual attainment of various supplier production goals, as of the end of each interim period. While the Company believes that its recognition of override revenue was accurate, this policy required the Company to track and measure a large number of complex agreements.

Commencing in January 2007 the Company chose to modify this policy to only recognize override revenue that had either actually been received or for which the Company was notified by a supplier that the override had been earned, and that payment was forthcoming. The Company does not believe that the change in policy would have resulted in a material difference in the revenue amounts recognized for the years ended December 31, 2006 and 2007.

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

Accounting estimates are an integral part of the financial statements prepared by management and are based on management's current judgments. Those judgments are normally based on knowledge and experience about past and current events and on assumptions about future events. Commission revenue for reservations is paid to the company by the travel suppliers, typically upon completion of the travel associated with the reservation. Because the average time lag between booking date and commission payment date is approximately six months, the company recognizes a reserve against revenues for bookings that may not produce a collectible commission due to possible cancellations or other factors. For the years ended December 31, 2007 and 2006 the company recognized a reserve ranging from 15-25% of the gross commissions generated. The company will be monitoring receivables and adjusting the reserve levels on a regular basis, as required.

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

The amount reflected as of December 31, 2007 and 2006 represents the net amount that the Company believes is collectible as of that date, based on an analysis of our collection experience in 2007 and 2006 and anticipated collections in 2007 and 2006.

During the first three months of 2008 and 2007 the Company collected commissions of approximately $1,734,000 and $1,489,000 respectively, principally consisting of receivables generated during 2007 and 2006.

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

INTANGIBLE ASSET

The Company acquired a client list for $55,125 in order to promote sales. The Company believes that the client list has a minimal useful life of five years and is amortizing it over that time. If it should lose value prior to the five years the Company will write it off earlier. The amortization for the years ended December 31, 2007 and December 31, 2006 was $11,025 and $3,680.

Management reviews, on an annual basis, the carrying value of its intangible asset in order to determine whether impairment has occurred. Impairment is based on several factors including the Company's projection of future discounted operating cash flows. If an impairment of the carrying value were to be indicated by this review, the Company would perform the second step of the impairment test in order to determine the amount of impairment, if any. There was no impairment charge during the years ended December 31, 2007 and 2006.

INCOME TAXES

In accordance with SFAS No. 109, "Accounting for Income Taxes," we record income taxes under the liability method. Deferred tax assets and liabilities reflect the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for book and tax purposes. We determine deferred income taxes based on the differences in accounting methods and timing between financial statement and income tax reporting. Accordingly, we determine the deferred tax asset or liability for each temporary difference based on the tax rates that we expect will be in effect when we realize the underlying items of income and expense. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent earnings experience by jurisdiction, expectations of future taxable income, and the carry forward periods available to us for tax reporting purposes, as well as other relevant factors. We may establish a valuation allowance to reduce deferred tax assets to the amount we expect to realize. Due to inherent complexities arising from the nature of our businesses, future changes in income tax law, tax sharing agreements or variances between our actual and anticipated operating results, we make certain judgments and estimates. Therefore, actual income taxes could vary from these estimates.

During the year ended December 31, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48), which supplements SFAS No. 109, "Accounting for Income Taxes, " bu defining the confidence level that a tax position must meet in order to be recognized in the financial statements. The Interpretation requires that the tax effects of a position be recovnized only if it is "more-likely-than-not" to be sustained based solely on its technical merits as of the reporting date. The "more-likely-than-not" threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax is not considered "more-likely-than-not" it is to be sustained based solely on its technical merits. No benefits of the tax position ar to be recognized. Moreover, the "more-likely-than-not" threshold must continue to be met in each reporting period to support continued recognition of a benefit. With the adoption of FIN 48, companies are required to adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained. Any necessary adjustment upon adoption would be reported as a change in accounting principle at December 31, 2006.

ADVERTISING EXPENSE

We incur advertising expense consisting of offline costs, including print advertising, and online advertising expense to promote our brands. We expense the production costs associated with advertisements in the period in which the advertisement first takes place. We expense the costs of communicating the advertisement as incurred each time that the advertisement is shown. We incurred advertising expense of $424,847 and $348,327 during the years ended December 31, 2007 and 2006, respectively.

STOCK-BASED COMPENSATION

On January 1, 2007, the Company adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payment. Prior to January 1, 2007, the Company accounted for share-based payments under the recognition and measurement provisions of APB Opinion NO. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock Based Compensation. In accordance with APB 25, no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant.

The Company adopted FAS 123R using the modified prospective transition method. Under this method, compensation cost recognized in the year ended December 31, 2007 includes: a) compensation cost for all share-based payments granted prior to, but which were vested as of January 1, 2007, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and b) compensation cost for all share-based payments which vest granted subsequent to January 1, 2007, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. During the year ended December 31, 2007, the Company recognized $119,157 compared to $267,936 for the year ended December 31, 2006 in compensation expense for the issuance of stock options to employees.

EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128 "Earnings Per Share" which requires the Company to present basic and diluted earnings per share, for all periods presented. The computation of loss per common share (basic and diluted) is based on the weighted average number of shares actually outstanding during the period. The computation of diluted earnings per share does not assume conversion, exercise, or contingent exercise of securities that would not have an anti-dilutive effect on earnings. The Company has common stock equivalents, including warrants to purchase common stock and stock options for employees which would dilute earnings per share. The Company had the following amounts of warrants and stock options for employees issued and outstanding which are excluded from the calculation of diluted loss per share:

        As of                       December 31, 2007     December 31, 2006
                                    -----------------     -----------------
        Outstanding warrants               13,257,302            13,257,302
        Outstanding options                 3,948,000             3,888,000

The following table reconciles basic earnings per share and diluted earnings per share and the related weighted average number of shares outstanding for the year ended December 31, 2007.

                          DISCLOSURE FOR RECONCILIATION
                              OF BASIC AND DILUTED
                               EARNINGS PER SHARE

                                     Income         Shares       Per-share
                                  (Numerator)    (Denominator)     Amount
                                  -----------    ------------   ------------
Net income                        $

BASIC EPS
Income available to
common stockholders               $
Options
Warrants

DILUTED EPS
Income available to common
stockholders + assumed conversions


                                    -----------------     -----------------
        Outstanding warrants               13,257,302            13,257,302
        Outstanding options                 3,948,000             3,888,000

ACCRUED LIABILITY RELATED TO WARRANTS AND STOCK PURCHASE RIGHTS

The Company accounts for freestanding derivative financial instruments potentially settled in its own common stock under Emerging Issues Task Force ("EITF") Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." As the Company potentially did not have, as of December 31, 2006, sufficient authorized shares available to settle its open stock-based contracts, the initial fair value of the applicable contracts (consisting primarily of non-employee stock warrants and rights to purchase common stock as well as exercisable stock options- (see
Note 5)) has been classified as "accrued liability related to warrants and stock purchase rights" on the accompanying balance sheet and measured subsequently at fair value (based on a Black-Scholes computation), with gains and losses included in the statement of operations. The factors used for the year ended December 31, 2006 were the option exercise price of $0.50 to $1.15 per share, a 2 year life of the options, volatility measure of 85%, a dividend rate of 0% and a risk free interest rate ranging from 4.28% to 4.95% for 2006. The accrued liability had a balance of $14,880 at December 31, 2007 compared to $8,281,373 at December 31, 2006.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments consist principally of cash and various current liabilities. The estimated fair value of these instruments approximates their carrying value.

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2007, the FASB issued SFAS No. 160, "NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS - AN AMENDMENT IN CONSOLIDATED FINANCIAL STATEMENTS - AN AMENDMENT OF ARB NO. 51 ("SFAS No. 160"). SFAS 160 requires companies with noncontrolling interests to disclose such interests clearly as a portion of equity but separate from the parent's equity. The noncontrolling interest's portion of net income must also be clearly presented on the Income Statement. SFAS 16 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and will be adopted by the Company in the first quarter of fiscal yar 2009. We do not expect that the adoption of SFAS 160 will have a material impact on our financial condition or results of operation.

In December 2007, the FASB issued SAFS No. 141 (R), "BUSINESS COMBINATIONS (REVISED 2007) ("SFAS No. 141 (R)"). SFAS 141 (R) applies the acquisition method of accounting for business combinations established in SFAS 141 to all acquisitions where the acquirer gains a controlling interest, regardless of whether consideration was exchanged. Consistent with SFAS 141 (R) requires the acquirer to value the assets and liabilities at fair value of the acquiree and record goodwill on bargain purchases, with the main difference being the application to all acquisitions where control is achieved. SFAS 141 (R) is effective for financial statements issued for fiscal years beginning after December 15, 2008 and will be adopted by the Company in the first quarter of fiscal year 2009. We do not expect that the adoption of SFAS 141 (R) will have a material impact on our financial condition or results of operation.

Fair Value Measurements

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" ("FAS 157"). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 are effective for the Company's fiscal year beginning January 1, 2008. The Company is currently evaluating the impact that the adoption of this statement will have on the Company's consolidated financial position, results of operations or cash flows.


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

RECENT ACCOUNTING PRONOUNCEMENTS

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

In connection with the restatement, we are designing internal procedures and controls for the purposes of preparation and certification of our financial statements going forward. In this process, we identified certain errors in accounting determinations and judgments, which have been reflected in the restated financial statements.

These restated financial statements include adjustments related to the following:

Cash and accrued expenses: During the year ended December 31, 2006, the Company issued cash disbursements totaling $144,068. These cash disbursements were reconciling items for an extended period of time and management determined that the disbursements should have been voided and reissued. Accordingly, the balances for cash and accrued expenses have been increased by $144,068 at December 31, 2006. The December 31, 2006, financial statements, have been revised to reflect theses adjustments. The above adjustment did not affect previously reported cash balances as of December 31, 2005.

Accrued liability related to warrants and stock purchase rights and loss on fair value of warrants and stock purchase rights: During 2006, the Company had issued more shared of its common stock and other common stock equivalents including warrants and stock options which exceeded the authorized shares of common stock that the Company could issue. The Company excluded its issued and outstanding stock options from the calculation of the accrued liability. Management later determined that the issued and outstanding stock options should have been included in the calculation of the liability. Accordingly, $480,180 was added to the accrued liability and the loss on fair value of warrants and stock purchase rights was recognized as of and for the year ended December 31, 2006. The December, 31 2006 financial statements have been revised to reflect these adjustments. The above adjustment did not affect previously reported cash balances as of December 31, 2005.

The following statement of operations line items were corrected for the year ended Decemebr 31, 2006

                                   As originally
                                     presented             Restated
                                   --------------       ---------------
Loss on fair value of warrants
and stock purchase rights          $  (7,801,193)       $  (8,281,373)
Loss before income taxes           $ (10,648,509)       $ (11,128,689)
Net loss                           $ (10,648,509)       $ (11,128,689)
Loss per share                     $       (0.25)       $       (0.26)

5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                        DECEMBER 31, 2007     DECEMBER 31, 2006
                                        -----------------     -----------------
    Office furniture and computers      $         340,819     $         211,270
      Booking engine software                      67,265                57,940
      Web sites                                   170,891                80,739
                                        -----------------     -----------------
                                                  578,975               349,949
    Less: accumulated depreciation               (201,487)              (82,913)
                                        -----------------     -----------------
                                        $         377,488     $         267,036
                                        =================     =================

6. CAPITAL STOCK

COMMON STOCK

During the year ended December 31, 2007, the Company issued 1,948,089 shares of common stock for services valued at the fair market value price of the Company's stock on the dates issued for a total of $546,263 and 206,515 shares valued at $119,118 for liquidated damages as a result of the untimely approval of an SB-2 filing.

During the year ended December 31, 2006, the Company issued 4,664,213 shares of common stock in a private placement for a total sales price of $1,748,632 an average sales price of $0.37 per share.

During the year ended December 31, 2006 the Company issued 4,430,077 shares of common stock for services valued at the fair market value price of the Company's stock on the dates issued for a total of $1,379,606 an average of $0.31 a share. The Company issued 1,043,911 shares of common stock for notes payable to stockholders of $365,359 and 571,429 shares of common stock for accrued payroll liability of $200,000. The conversion price of $0.35 per share was based on the fair market value of the stock, based on a recent private placement sold to institutional and accredited investors, at the time the conversion was made. The Company issued 137,500 shares of common stock for assets valued at $70,125, based on the closing price on the July 7, 2005 date of issue. The Company had an unsecured loan dated December 15, 2004, payable to William M. Alverson, its Chief Executive Officer in the amount of $259,834, due on demand with interest at 6%.

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

As part of the shares issued for cash during the three months ended December 31, 2006, we sold in a private placement of up to $2,500,000, a total of 3,212,000 shares (the "Shares") of our common stock, no par value per share, at a purchase price of $0.625 per share to institutional and accredited investors, for a total purchase price of $2,007,500. In addition to the Shares, on the closing date, we issued and delivered Series A and B Warrants to the investors (collectively the "Warrants"). One Series A Warrant and one Series B Warrant was issued for each four Shares issued, or a total of 803,000 Series A Warrants and 803,000 Series B Warrants. Series A Warrants are exercisable into common stock at $0.85 per share and Series B Warrants are exercisable at $1.00 per share. The Series A and B Warrants are exercisable until five (5) years after the closing date. We paid 10% commissions in cash in the amount of $200,750 and issued 321,200 common stock purchase warrants to First Montauk Securities Corp. of Red Bank, New Jersey, member NASD, who acted as a selling agent for the financing. We received total net proceeds of approximately $1,100,000 after deducting legal fees and commissions. The net proceeds have been used for working capital purposes.

Common shares issued for services rendered during 2007 were valued at the closing price of the common stock on the date of issuance.

At December 31, 2005 the Company had 2,550,014 warrants outstanding to purchase shares of common stock at exercise prices ranging from $0.35 to $0.50 per shares. The warrants have lives of one to five years remaining.

At December 31, 2006 the Company had 13,257,302 warrants outstanding to purchase shares of common stock at exercise prices ranging from $0.35 to $1.00. The warrants have lives of one to five years remaining.

There were no warrants issued in 2007 which resulted in a December 31, 2007 balance of 13,257,302 warrants outstanding to purchase shares of common stock at exercise prices ranging from $0.35 to $1.00. The warrants have lives of one to five years remaining.

7. STOCK OPTIONS

The Board of Directors has approved in April, 2003 a Company stock option plan, which was amended by the Company in July, 2003. All the shares (480,000 shares) under 2002 Equity and Stock Option Plan were issued in June, 2003. In July, 2003, the Company approved 2003 Equity Compensation Plan (the "Plan") which provides for the grant to directors, officers, employees and consultants of the Company of stock based awards and options to purchase up to an aggregate of 2,500,000 shares of Common Stock. On August 16, 2006 the Plan was amended to provide for grants of shares and options up to an aggregate of 3,500,000 shares of Common Stock. In December, 2007, the Plan was amended to an aggregate of 5,000,000 shares of Common Stock.

The purchase price of the common stock subject to each Incentive Stock Option shall not be less than the fair market value (as determined in the 2003 Plan), or in the case of the grant of an Incentive Stock Option to a principal stockholder, not less than 110% of fair market value of such common stock at the time such option is granted. The purchase price of the common stock subject to each Non-statutory Stock Option shall be determined at the time such option is granted, but in no case less than 100% of the fair market value of such shares of common stock at the time such option is granted. The options expire after 10 years from the date of grant and 5 years from the date of grant for a ten-percent shareholder, as defined. The options are exercisable over a period as determined by the Board of Directors and are subject to restrictions on transfer, repurchase and right of first refusal.

On December 13, 2005, the Company authorized for two of its officers to receive 1,500,000 shares of common stock. The shares were valued at $330,000 or $0.22 per share. The shares are considered subscribed and not issued at December 31, 2007. The Company charged $330,000 to compensation expense during the year ended December 31, 2005.

The following table summarizes annual activity for all stock options for each of the two years ended December 31:

                                                           2007                            2006
                                               -----------------------------   -----------------------------
                                                     WEIGHTED AVERAGE                WEIGHTED AVERAGE
                                                 NUMBER OF       EXERCISE        NUMBER OF       EXERCISE
                                                  SHARES           PRICE          SHARES           PRICE
                                               -------------   -------------   -------------   -------------
Outstanding, beginning of year                    48,772,430                       3,733,000   $        0.51
Granted                                               60,000                         405,000            0.78
Exercised                                               (400)           0.50              --              --
Forfeited and expired                                250,000              --              --              --
                                               -------------   -------------   -------------   -------------
Outstanding, end of year                          48,582,030                       4,137,600   $        0.53
                                               =============   =============   =============   =============
Options exercisable, end of year                     869,000   $        0.55         897,000   $        0.55
Weighted average fair value of options
  granted during the year                                      $        0.01                   $        0.02
                                                               =============                   =============

The fair value of the stock options granted during the years ended December 31, 2007 and 2006, was approximately $600 and $3,000 or $0.01 and $0.02 per stock option, respectively, and was determined using the Black Scholes option pricing model. The factors used for the years ended December 31, 2007 and 2006, were the option exercise price of $0.50 to $1.15 per share, a 5 year life of the options, volatility measure of 85%, a dividend rate of 0% and a risk free interest rate ranging from of 4.95% and 4.28% for 2007 and from 4.38% and 3.77%, respectively.

The following table summarizes information about stock options outstanding at December 31, 2007, with exercise prices equal to the fair market value on the date of grant with no restrictions on exercisability after vesting:

                                          OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                           -----------------------------------------------  ---------------------------
                               AVERAGE
                              REMAINING        WEIGHTED-                      WEIGHTED
                             CONTRACTUAL        AVERAGE                        AVERAGE
    RANGE OF EXERCISE          NUMBER            LIFE         EXERCISE         NUMBER        EXERCISE
         PRICES              OUTSTANDING      (IN YEARS)        PRICE        EXERCISABLE      PRICE
-------------------------  ---------------  --------------  --------------  -------------  ------------
$0.50 to $1.15                  3,948,000       4.00       $         0.53        869,000  $       0.55
-------------------------  ---------------  --------------  --------------  -------------  ------------

As of December 31, 2007, there was approximately $542,850 in unrecognized compensation cost related to unvested stock options. The amount unrecognized compensation cost will be recognized over its weighted average life of approximately four years.

The following table illustrates the effect on net income and earnings per share if the fair value recognition provisions of FAS 123(R) to options granted under our stock option plan had been applied in the previous year:

                               FOR THE YEAR ENDED
                                DECEMBER 31, 2007

      Net income as reported                                $       856,416
      Less: stock based employee compensation
         expense included in reported net income                         --
      Add: compensation expense determined under
         fair value method, net of tax                             (119,157)
                                                            ---------------
                                                            $       737,259
                                                            ===============

      Net income per common share, basic and diluted:
         As reported                                        $         (0.02)
                                                            ===============
      Pro forma net income per common share                 $         (0.02)
                                                            ---------------

8. INCOME TAXES

The components of the deferred tax asset are as follows:

                                          DECEMBER 31, 2007   DECEMBER 31, 2006
                                          -----------------   -----------------
      Deferred tax assets:
      Net operating loss carry-forward    $      3,777,366    $      4,629,000
      Less: valuation allowance                 (3,777,366)         (4,629,000)
                                          ----------------    ----------------
      Net deferred tax assets             $             --    $             --
                                          ================    ================

The Company's operations are headquartered in the State of California and are subject to California state income taxes. The Company had available approximately $9,712,157 and $8,715,000 and of unused Federal and State net operating loss carry-forwards at December 31, 2007 and December 31, 2006, respectively that may be applied against future taxable income. These net operating loss carry-forwards expire through 2024 for Federal purposes. There is no assurance that the Company will realize the benefit of the net operating loss carry-forwards.

SFAS No. 109 requires a valuation allowance to be recorded when it is more likely that some or all of the deferred tax assets will not be realized. At December 31, 2007 and 2006, valuations for the full amount of the net deferred tax asset were established due to the uncertainties as to the amount of the taxable income that would be generated in future years.

Reconciliation of the differences between the statutory tax rate and the effective income tax rate is as follows:

                                          DECEMBER 31, 2007   DECEMBER 31, 2006
                                          -----------------   ----------------

    Statutory federal tax (benefit) rate             (34.00)%           (34.00)%
    Statutory state tax (benefit) rate                (5.83)%            (5.83)%
                                          -----------------   ----------------
    Effective tax rate                               (39.83)%           (39.83)%
    Valuation allowance                               39.83 %            39.83 %
                                          -----------------   ----------------
    Effective income tax rate                          0.00 %             0.00 %
                                          =================   ================

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
                                                     ===============

Rental expense was $229,133 and $266,462 for the years ended December 31, 2007 and 2006, respectively.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS

      There have been no change in auditors nor disagreements on accounting and financial matters with the auditors and accountants.

Item 8-A. CONTROLS AND PROCEDURES



EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

A system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended [the "Exchange Act"]) are controls and other procedures that are designed to provide reasonable assurance that the information that the Company is required to disclose in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Moreover, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected.

Notwithstanding the issues described below, the current management has concluded that the consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-KSB are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States for each of the periods presented herein.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company's internal control over financial reporting and include in this Annual Report on Form 10-KSB a report on management's assessment of the effectiveness of our internal control over financial reporting.

The Company's management is responsible for establishing and maintaining adequate internal control over the Company's financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States of America generally accepted accounting principles. A Company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on our consolidated financial statements.

In connection with the preparation of this Annual Report on Form 10KSB, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007, the Company's management completed its assessment of the effectiveness of the Company's internal control over financial reporting, guided by the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in "Internal Control-Integrated Framework". Management has concluded as a result that its disclosure controls and procedures are considered sufficient and effective at the reasonable assurance level as of December 31, 2007.

Subsequent to December 31, 2007, the Company plans to hire a Chief Financial Officer and is utilizing several full time accounting contractors serving in senior and staff level accounting positions. The Company is actively recruiting high-level competent accounting personnel.

While we are taking immediate steps and dedicating substantial resources to implement the internal controls based on the criteria established in Internal Control - Integrated Framework issued by the COSO, they will not be considered fully implemented until the new and improved internal controls operate for a period of time, are tested and are found to be operating effectively.

The Company's registered public accountant has not conducted an audit of the Company's controls and procedures regarding internal control over financial Reporting since it is not yet required pursuant to the timetable set up by the SEC.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in the Company's internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B. OTHER INFORMATION

      None

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Directors and Executive Officers of the Company, and their ages, are as follows:

Name                  Age     Position
----                  ---     --------

William Alverson       42     Director, Chief Executive Officer and President

Katherine West         38     Director and Executive Vice President

Katherine West         38     Chief Financial Officer

William Fawcett        52     Director

Jerry Galant           58     Former Chief Financial Officer

Lawrence Fishkin       60     Former President

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

Jerry Galant, Former Chief Financial Officer, joined the Company in March 2007 And resigned in January, 2008 for personal reasons.
Mr. Galant is a financial executive with over 30 years of experience. From January 2005, through December, 2006, Mr. Galant was a CFO of HomeAway.com, the leading vacation rental listing site. >From July 2002 until December 2004, Mr. Galant was a Director of Research for Huberman Financial. From October 2001 until June 2002, Mr. Galant served as the CFO of Travelhero.com, an online site specializing in hotel reservations. Mr. Galant is a graduate of University of Pennsylvania in Economics (B.A., 1971) and Harvard University (M.B.A., 1975).

Lawrence Fishkin, Former President, currently involved in providing the Company exclusive cruise, tour and vacation packages. Additionally, Mr. Fishkin promotes retail travel sales through various media channels including radio, online and print. From 1998 until present, Mr. Fishkin has been the President of Leisure Link International d/b/a www.eleisurelink.com Plantation, FL, an established online travel retailer offering variety of travel products promoted online through search engine optimization and internet advertising and also through PR effort resulting in both online, print, and broadcast coverage. Mr. Fishkin is a graduate of Hebrew University, Israel (B.A. Liberal Arts and Philosophy/Literature).

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

      Based solely upon a review of copies of such reports furnished to us during the fiscal year ended December 31, 2007 and thereafter, or any written representations received by us from reporting persons that no other reports were required, we believe to the best of our knowledge, that, during our fiscal 2007, all Section 16(a) filing requirements applicable to our reporting persons were met, however, some of the filings may have been filed late.

Item 10. EXECUTIVE COMPENSATION

      The following table sets forth information concerning the annual and long-term compensation for services rendered during the last three fiscal years to our company in all capacities as an employee by our Chief Executive Officer and our other executive officers whose aggregate cash compensation exceeded $100,000 (collectively, the "named executive officers") during fiscal 2007 shown below.


Summary Compensation Table
--------------------- ----  ----------  ---------  ---------  ------  ------------  -------------  ------------  ---------
Name & Principal      Year  Salary ($)  Bonus ($)  Stock      Option  Non-Equity    Change in      All           Total ($)
Position                                           Awards($)  Awards  Incentive     Pension Value  Other
                                                              ($)     Plan          and            Compensation
                                                                      Compensation  Non-Qualified  ($)
                                                                      ($)           Deferred
                                                                                    Compensation
                                                                                    Earnings ($)
--------------------- ----  ----------  ---------  ---------  ------  ------------  -------------  ------------  ---------

William M. Alverson   2007     180,000         --    220,000    N/A       N/A            N/A           N/A         400,000
Chief Executive
Officer, President                                   (1)
and Director
--------------------- ----  ----------  ---------  ---------  ------  ------------  -------------  ------------  ---------

                      2006     180,000         --    138,000    N/A       N/A            N/A           N/A         318,000

                                                     (2)
--------------------- ----  ----------  ---------  ---------  ------  ------------  -------------  ------------  ---------

                      2005     180,000         --    220,000    N/A       N/A            N/A           N/A         400,000

                                                     (2)
--------------------- ----  ----------  ---------  ---------  ------  ------------  -------------  ------------  ---------

Katherine West,       2007     144,000         --     57,500    N/A       N/A            N/A           N/A         201,500
Executive Vice
President and                                        (1)
Director
--------------------- ----  ----------  ---------  ---------  ------  ------------  -------------  ------------  ---------

                      2006     144,000         --     57,500    N/A       N/A            N/A           N/A         201,500

                                                     (1)
--------------------- ----  ----------  ---------  ---------  ------  ------------  -------------  ------------  ---------

                      2005    $120,000         --    110,000    N/A       N/A            N/A           N/A         230,000

                                                     (2)
--------------------- ----  ----------  ---------  ---------  ------  ------------  -------------  ------------  ---------

(1) On December 13, 2005, our Board of Directors authorized 1,000,000 shares of common stock to be issued to Mr. Alverson and 500,000 shares of common stock to be issued to Ms. West for services rendered in fiscal year ended December 31, 2005 valued at $220,000 and $110,000, respectively pursuant to our 2003 Equity Compensation Plan. Pursuant to an Employment Agreement dated December 13, 2005, our Board of Directors authorized 600,000 shares of common stock to be issued to Mr. Alverson and 250,000 shares of common stock to be issued to Ms. West for services rendered in fiscal year ended December 31, 2007 valued at $138,000 and $57,500, respectively pursuant to our 2003 Equity Compensation Plan.

(2) On August 27, 2004, we authorized 100,000 shares of common stock to be issued to Mr. Alverson and 50,000 shares of common stock to be issued to Ms. West for services rendered in fiscal year ended December 31, 2004 valued at $60,000 and $30,000, respectively.

Outstanding Equity Awards at Fiscal Year-End Table

  --------------------------------------------------------------------------- ----------------------------------
                     Option Awards Stock Awards

  ------------- ------------- ------------- ---------- --------- ------------ ------ ------- --------- ---------
  Name          Number        Number        Equity     Option    Option       Number Market  Equity    Equity
                of            of            Incentive  Exercise  Expiration   of     Value   Incentive Incentive
                Securities    Securities    Plan       Price     Date         Shares of      Plan      Plan
                Underlying    Underlying    Awards:    ($)                    or     Shares  Awards:   Awards:
                Unexercised   Unexercised   Number                            Units  or      Number    Market
                Options       Options       of                                of     Units   of        or
                (#)           (#)           Securities                        Stock  of      Unearned  Payout
                Exercisable   Unexercisable Underlying                        That   Stock   Shares,   Value
                                            Unexercised                       Have   That    Units     of
                                            Unearned                          Not    Have    or        Unearned
                                            Options                           Vested Not     Other     Shares,
                                            (#)                               (#)    Vested  Rights    Units
                                                                              ($)    That    or
                                                                                     Have    Other
                                                                                     Not     Rights
                                                                                     Vested  That
                                                                                     (#)     Have
                                                                                             Not
                                                                                             Vested
                                                                                             ($)

  ------------- ------------- ------------- ---------- --------- ------------ ------ ------- --------- ---------
  William       100,000       N/A           N/A        0.66      8/27/09      N/A    N/A     N/A       N/A
  Alverson
  ------------- ------------- ------------- ---------- --------- ------------ ------ ------- --------- ---------
  William       800,000       1,200,000     N/A        0.50      400,000      N/A    N/A     N/A       N/A
  Alverson                                                       annually
                                                                 commencing
                                                                 12/15/10
  ------------- ------------- ------------- ---------- --------- ------------ ------ ------- --------- ---------
  Katherine     50,000        N/A           N/A        0.66      8/27/09      N/A    N/A     N/A       N/A
  West
  ------------- ------------- ------------- ---------- --------- ------------ ------ ------- --------- ---------
  Katherine     500,000       750,000       N/A        0.66      400,000      N/A    N/A     N/A       N/A
  West                                                           annually
                                                                 commencing
                                                                 12/15/10
  ------------- ------------- ------------- ---------- --------- ------------ ------ ------- --------- ---------

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

Item 11. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth information regarding the beneficial ownership of our common stock as of March 31, 2008 by:

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

      Unless indicated otherwise, the address for each person named is c/o Travelstar, Inc., 95 Argonaut St., First Floor, Aliso Viejo, CA 92656.

                                         Number of           Percentage of
                                         Shares              Class
                                         Beneficially        Beneficially
               Name                      Owned               Owned
       -----------------------           -----------------   ----------------
       William M. Alverson               15,342,328 (1)(3)      30.08%

       Katharine T. West                 15,342,328 (2)(3)      30.08%

       William Alverson                           0             0%

       Kyaw Myint J.(5)                  17,379,457 (6)         34.07%

       William Fawcett                            0             0%

       Lawrence Fishkin (4)                       0             0%

       Jerry Galant (4)                           0             0%

       All current directors and named
       officers as a group (3 in all)    15,182,328             32%

(1) Includes 2,757,510 shares of common stock held by Katherine T. West with respect to which shares Mr. Alverson, her husband, disclaims beneficial ownership.

(2) Includes 12,584,818 shares of common stock held by William Alverson with respect to which shares Ms. West, his wife, disclaims beneficial ownership. (3) Does not include a total of 850,000 shares of common stock authorized to be issued to Mr. Alverson (600,000 shares) and Ms. West (250,000 shares) for services rendered in fiscal year 2007. The shares are considered subscribed and not issued at July 16, 2007. The Company had 49,137,443 shares of common stock issued and outstanding as of July 16, 2007. The Company had 139 shareholders as of March 31, 2008.

(3) C/o Company's address at 95 Argonaut St. First Floor, Aliso Viejo, CA 92656.

(4) Former officer of the Company.

(5) c/o Mon Chong Loong Trading Corp., 56-72 49th Place, Maspeth, NY 11378

(6) Based on the disclosure in Schedule 13D/A filed on August 31, 2007.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

      Audit Fees: During 2007 and 2006 the Company paid Mendoza Berger & Company LLP a total of $112,501 and $16,754 for professional services rendered in connection with performance of our independent audits for the years ending December 31, 2006 and 2005, respectively.

      All Other Fees: During 2007 and 2006 the Company paid Mendoza Berger & Company LLP a total of $21,405 and $21,405 for professional services rendered in connection with the reviews of the form 10-QSB's for the years ended December 31, 2006 and 2005, respectively.

Tax Fees: None

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                        TRAVELSTAR, INC.

Dated: April 15, 2008              By:  /s/ William M. Alverson
                                        ------------------------------
                                        William M. Alverson,
                                        Chief Executive Officer
                                        and Secretary

      Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ William M. Alverson          Chief Executive Officer          April 15, 2008
--------------------------       and Director
   William M. Alverson           (principal executive)

/s/ Katherine T. West            Chief Financial Officer          April 15, 2008
--------------------------       (principal financial officer)
   William Alverson

/s/ Katherine T. West            Director                         April 15, 2008
--------------------------
   Katherine T. West

/s/ William Fawcett              Director                         April 15, 2008
--------------------------
   William Fawcett