Form 10QSB
period 2008-03-31
Travelstar, Inc.
filed 2008-05-21
CIK 1085661

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007

(_) Transition report pursuant of Section 13 or 15(d) of the Securities Exchange Act of 1939 for the transition period _______ to _______

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

Yes [ ]           No [X]


The number of shares of the registrant's common stock as of March 31, 2008:
48,933,624 shares.

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

(a)      Balance Sheet                                                       3
(b)      Statements of Operations                                            4
(c)      Statement of Stockholders' Equity (deficit)                         5
(d)      Statements of Cash Flows                                            6
(e)      Notes to Financial Statements                                       7

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations                   16

Item 3.  Controls and Procedures                                            20

PART II. OTHER INFORMATION                                                  21

Item 1.  Legal Proceedings                                                  21

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        21

Item 3.  Defaults On Senior Securities                                      22

Item 4.  Submission of Items to a Vote                                      22

Item 5.  Other Information                                                  22

Item 6.                                                                     22
(a)      Exhibits
(b) Reports on Form 8K

SIGNATURES AND CERTIFICATES                                                 23


                                TRAVELSTAR, INC.
                                 BALANCE SHEETS


                                                   March 31, 2008
                                                    (Unaudited)
                                                    ------------

ASSETS

Current assets
   Cash and cash equivalents                        $    176,705
   Accounts receivable                                 3,345,436
   Prepaid expenses                                       54,257
                                                    ------------

   Total current assets                                3,576,398

Property and equipment, net                              475,318

Intangible assets, net of amortization                    34,908
Other assets                                              18,970
                                                    ------------

   Total assets                                     $  4,105,594
                                                    ============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities

   Accounts payable                                 $  2,252,961
   Deferred Merchant Bookings                                 --
   Accrued salaries                                           --
   Accrued expenses                                      128,865
   Accrued liabilities                                   758,730
   Accrued rent                                           36,325
   Loans from shareholders                                   472
                                                    ------------

   Total current liabilities                           3,177,353
                                                    ------------

Commitments                                                   --

Stockholders' equity

   Preferred stock, no par value, 10,000,000
     shares authorized; none issued                           --
   Common stock, no par value, 200,000,000
     shares authorized;
     48,933,624 and 48,772,430 shares issued
     and outstanding at March 31, 2008
     and March 31, 2007 respectively                  19,714,553
   Stock subscribed not issued, 356,000 shares at
     March 31, 2008 and March 31, 2007                   313,501
   Accumulated (deficit)                             (19,099,813)
                                                    ------------

   Total stockholders' equity (deficit)                928,241
                                                    ------------

   Total liabilities and stockholders' equity       $  4,105,594
                                                    ============


    The accompanying notes are an integral part of these financial statements

                                        3




n

                                 TRAVELSTAR, INC.
                            STATEMENTS OF OPERATIONS


                                                   For the Three Months ended
                                                March 31, 2008    March 31, 2007
                                                                    (Restated)
                                                 ------------      ------------

Revenue                                          $  1,938,449      $  2,472,733

Operating Expenses:
Selling and marketing                               1,693,104         2,203,781
General and administrative                            709,673           682,485
Technology                                             30,199            24,815
                                                 ------------      ------------

Total operating expenses                            2,432,976         2,911,081
                                                 ------------      ------------

Operating loss                                       (494,527)         (438,348)
                                                 ------------      ------------

Other income/(expense)
Interest income                                            --            18,624
Gain/(Loss)on fair value of warrants
and stock purchase rights                                  --         1,422,384
                                                 ------------      ------------
Other income/(expense)                                    312         1,441,008
                                                 ------------      ------------
Income/(Loss) before income taxes                   (494,215)         1,002,660
Income tax provision                                       --                --
                                                 ------------      ------------
Net Income/(loss)                                $  (494,215)       $ 1,002,660
                                                 ============      ============

Net Income/(Loss) per share
Basic                                            $       0.02      $       0.02
Diluted                                          $       0.02      $       0.02
                                                 ============      ============
Weighted average number of common shares-
Basic                                              50,951,830        48,873,505
Diluted                                            50,951,830        55,107,387
                                                 ============      ============


    The accompanying notes are an integral part of these financial statements

                                        4





                                   TRAVELSTAR, INC. (FORMERLY JOYSTAR, INC.)
                                  STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   For the Three Months ended March 31, 2008



                                           COMMON STOCK
                                                                      Stock                         Total
                                                                    Subscribed                   Stockholders'
                                       Number of                       not        Accumulated       Equity
                                        Shares         Amount         Issued       (Deficit)       (Deficit)
                                     ------------   ------------   ------------   ------------    ------------

Balance December 31, 2007              50,927,434   $ 19,690,918   $    313,501   $(18,605,598)   $  1,398,821
Stock Issued for services                  34,286          9,714             --             --           9,714
Share based compensation                       --         13,921             --             --          13,921
Net loss                                       --             --             --       (494,215)       (494,215)
                                     ------------   ------------   ------------   ------------    ------------
Balance March 31, 2008 (Unaudited)     50,961,720   $ 19,714,553   $    313,501   $(19,099,813)   $    928,241
                                     ============   ============   ============   ============    ============


                   The accompanying notes are an integral part of these financial statements.

                                                       5






                                             TRAVELSTAR, INC.
                                        STATEMENTS OF CASH FLOW


                                                                         For the three months ended
                                                                        March 31, 2008  March 31, 2007
                                                                                         (Restated)
                                                                         -----------    -----------

Cash flows from operating activities
Net Income/ (loss)                                                       $  (494,215)   $ 1,002,660

Adjustments to reconcile net loss to net cash provided by operating activities

Depreciation and amortization                                                 44,402         19,885
Share based compensation                                                      13,921         12,252
Stock issued for services                                                      9,714         86,969
Shares issued for deferred compensation                                           --         52,500
Non-cash expense                                                                  --             --
Changes in assets and liabilities
(Increase) in prepaid expenses                                                    --             --
(Increase) in receivables                                                    164,683       (778,339)
(Decrease)Increase in accounts payable                                        (6,338)     1,056,354
Increase in deferred merchant bookings                                         6,803        381,143
Increase in accrued salaries/rent and payroll taxes                           88,673        125,029
Increase/(Decrease) in accrued liability relating
  to warrants and other stock purchase rights                                     --     (1,407,726)
                                                                         -----------    -----------
Net cash provided by/(used in) operations                                   (158,437)       550,727
                                                                         -----------    -----------

Cash flows from investing activities
Acquisition of property and equipment                                       (137,639)      (138,580)
                                                                         -----------    -----------

Net cash used in investing activities                                       (137,639)      (138,580)

Cash flows from financing activities
Issuance of common stock for cash                                                 --            200
                                                                         -----------    -----------

Net cash provided by financing activities                                         --            200
                                                                         -----------    -----------
Increase in cash                                                            (309,998)       412,347

Cash at the beginning of the period                                          619,666      2,246,929
                                                                         -----------    -----------
Cash at the end of the period                                            $   309,668    $ 2,659,276
                                                                         ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Issuance of stock for services                                           $     9,714    $    86,969
Shares issued for deferred compensation                                  $        --    $    52,500
Share based compensation                                                 $    13,921    $    12,252


    The accompanying notes are an integral part of these financial statements

                                        6

                                  TRAVELSTAR, INC.
                          NOTES TO FINANCIAL STATEMENTS
          FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND MARCH 31, 2007

NOTE 1 -- ORGANIZATION

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

Results of operations for the three months ended March 31, 2008 and 2007 are not necessarily indicative of the results that may be expected for any future period.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted. These financial statements should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2007.

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

INTANGIBLE ASSET

The Company acquired a client list for $55,125 in order to promote sales. The Company believes that the client list has a minimal useful life of five years and is amortizing it over that time. If it should lose value prior to the five years the Company will write it off earlier. The amortization for the three months ended March 31, 2008 and March 31, 2007 was $4,593 and $920 respectively.

Management reviews, on an annual basis, the carrying value of its intangible asset in order to determine whether impairment has occurred. Impairment is based on several factors including the Company's projection of future discounted operating cash flows. If an impairment of the carrying value were to be indicated by this review, the Company would perform the second step of the impairment test in order to determine the amount of impairment, if any. There was no impairment charge during the three months ended March 31, 2008 and 2007.

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

During the year ended December 31, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48), which supplements SFAS No. 109, "Accounting for Income Taxes" by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. The Interpretation requires that the tax effects of a position be recognized only if it is "more-likely-than-not" to be sustained based solely on its technical merits as of the reporting date. The "more-likely-than-not" threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax is not considered "more-likely-than-not" it is to be sustained based solely on its technical merits. No benefits of the tax position are to be recognized. Moreover, the "more-likely-than-not" threshold must continue to be met in each reporting period to support continued recognition of a benefit. With the adoption of FIN 48, companies are required to adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained. Any necessary adjustment upon adoption would be reported as a change in accounting principle at December 31, 2006.

ADVERTISING EXPENSE

We incur advertising expense consisting of offline costs, including print advertising, and online advertising expense to promote our brands. We expense the production costs associated with advertisements in the period in which the advertisement first takes place. We expense the costs of communicating the advertisement as incurred each time that the advertisement is shown. We incurred advertising expenses of $80,255 and $122,785 during the three month periods ended March 31, 2008 and 2007, respectively.

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

The Company adopted FAS 123R using the modified prospective transition method. Under this method, compensation cost recognized in the year ended December 31, 2007 includes: a) compensation cost for all share-based payments granted prior to, but which were vested as of January 1, 2007, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and b) compensation cost for all share-based payments which vest granted subsequent to January 1, 2007, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. During the three months ended March 31 2008, the Company recognized $13,921 compared to $12,252 for the three months ended March 31, 2007 in compensation expense for the issuance of stock options to employees.

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

        As of                          March 31, 2008       March 31, 2007
                                    -----------------     -----------------
        Outstanding warrants                5,257,302            13,257,302
        Outstanding options                 3,928,000             3,888,000

The following table reconciles basic earnings per share and diluted earnings per share and the related weighted average number of shares outstanding for the three months ended March 31, 2007:

                          DISCLOSURE FOR RECONCILIATION
                              OF BASIC AND DILUTED
                               EARNINGS PER SHARE

                                        For the Three Months Ended March, 31, 2007
                                          -------------------------------------
                                            Income         Shares      Per-share
                                          (Numerator)   (Denominator)   Amount
                                          -----------    -----------   --------
Net income                                  1,022,660

BASIC EPS                                 $ 1,022,660     48,873,505   $   0.02
Income available to common stockholders                                ========
Options                                                     737,934
Warrants                                                  5,495,948
                                          -----------    -----------

DILUTED EPS
Income available to common
     stockholders + assumed conversions   $ 1,022,660     55,107,387   $   0.02
                                          ===========    ===========   ========

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

ACCRUED LIABILITY RELATED TO WARRANTS AND STOCK PURCHASE RIGHTS

The Company accounts for freestanding derivative financial instruments potentially settled in its own common stock under Emerging Issues Task Force ("EITF") Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." As the Company potentially does not have sufficient authorized shares available to settle its open stock-based contracts, the initial fair value of the applicable contracts (consisting primarily of non-employee stock warrants and rights to purchase common stock- (see Note 5) has been classified as "accrued liability related to warrants and stock purchase rights" on the accompanying balance sheet and measured subsequently at fair value (based on a Black-Scholes computation), with gains and losses included in the statement of operations. The accrued liability had a balance of $0 at March 31, 2008 and $6,873,647 at March 31, 2007.

FAIR VALUE OF FINANCIAL INSTRUMENTS

      FAIR VALUE ACCOUNTING

      In September 2006, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 157, "Fair Value Measurements" ("FAS 157"). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 were adopted January 1, 2008. In February 2008, the FASB staff issued Staff Position No. 157-2 "Effective Date of FASB Statement No. 157" ("FSP FAS 157-2"). FSP FAS 157-2 delayed the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provisions of FSP FAS 157-2 are effective for the Company's fiscal year beginning January 1, 2009.

      FAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under FAS 157 are described below:

    Level 1 Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

    Level 2 Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

    Level 3 Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

      The following table sets forth the Company's financial assets and liabilities measured at fair value by level within the fair value hierarchy. As required by FAS 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

                                       FAIR VALUE AT MARCH 31, 2008
                                  ---------------------------------------------
                                    TOTAL      LEVEL 1     LEVEL 2     LEVEL 3
                                  ---------   ---------   ---------   ---------
Cash equivalents                  $  37,992   $  37,992   $      --   $      --
                                  ---------   ---------   ---------   ---------
                                  $  37,992   $  37,992   $      --   $      --
                                  =========   =========   =========   =========

Liabilities:

      None

      The Company's cash instruments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The cash instruments that are valued based on quoted market prices in active markets are primarily money market securities and U.S. Treasury securities.

      The Company had no financial assets or liabilities which were being measured at Level 2 or 3.

      In February 2007, the FASB issued FASB Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("FAS 159"). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with the objective of improving financial reporting by mitigating volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of FAS 159 were adopted January 1, 2008. The Company did not elect the Fair Value Option for any of its financial assets or liabilities, and therefore, the adoption of FAS 159 had no impact on the Company's consolidated financial position, results of operations or cash flows.

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

4. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                     MARCH 31,     DECEMBER 31,
                                                       2008           2007
                                                     ---------      ---------
         Office furniture/computers                  $ 342,179      $ 301,920
           Booking engine software                      67,265         67,265
           Web sites                                   307,170        119,344
                                                     ---------      ---------

                                                       716,614        488,529
Less: accumulated depreciation                        (241,296)      (101,878)
                                                     ---------      ---------

                                                     $ 475,318      $ 386,651
                                                     =========      =========

5. CAPITAL STOCK

COMMON STOCK

During the three months ended March 31, 2008, the Company issued 34,286 common shares for services for a total of $9,714.

At March 31, 2008 the Company has 5,257,302 warrants outstanding to purchase shares of common stock at exercise prices ranging from $0.35 to $$1.00. The warrants have lives of one to five years remaining.

6. STOCK OPTIONS

The Board of Directors has approved in April, 2003 a Company stock option plan, which was amended by the Company in July, 2003. All the shares (480,000 shares) under 2002 Equity and Stock Option Plan were issued in June, 2003. In July, 2003, the Company approved 2003 Equity Compensation Plan which provides for the grant to directors, officers, employees and consultants of the Company of stock based awards and options to purchase up to an aggregate of 2,500,000 shares of Common Stock. On August 16, 2006 the plan was amended to provide for grants of options stock based awards up to an aggregate of 3,500,000 shares of Common Stock. On December 17, 2007, the plan was further amended to provide for grants of options and stock based awards up to an aggregate of 5,000,000 shares of common stock.

The following table summarizes activity for all stock options for the period ended March 31, 2008:

                                                           2008
                                               ----------------------------
                                                                  WEIGHTED
                                                                   AVERAGE
                                                NUMBER OF         EXERCISE
                                                 SHARES             PRICE
                                               -----------        ---------

Outstanding, beginning of period                 4,670,600        $    0.53
Granted                                                                  --
Exercised                                               --               --
Forfeited and expired                              (294,000)      $   1.41
                                               -----------        ---------

Outstanding, end of period                      4,376,600        $    0.48
                                               ===========        =========

Options exercisable, end of period               1,598,800        $    0.53

Weighted average fair value of
options granted during the year                $      0.00
                                               ===========

The fair value of the stock options granted during the three months ended March 31, 2008 was approximately $0.00 or $0.00 per stock option, and was determined using the Black Scholes option pricing model. Since no options were granted during the three months ended March 31, 2008, it was not necessary to value any stock options. The factors used for the three months ended March 31, 2007, were the option exercise price of $0.98 to $1.50 per share, a 5 year life of the options, volatility measure of 47.5%, a dividend rate of 0% and a risk free interest rate of 4.54% for 2007.

The following table summarizes information about stock options outstanding at March 31, 2008, with exercise prices equal to the fair market value on the date of grant with no restrictions on exercisability after vesting:

                           OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                    ----------------------------------                ------------------------------
                                          WEIGHTED-
                                          AVERAGE
                                         REMAINING        WEIGHTED-                      WEIGHTED
                                        CONTRACTUAL       AVERAGE                        AVERAGE
RANGE OF EXERCISE       NUMBER             LIFE          EXERCISE          NUMBER        EXERCISE
      PRICES          OUTSTANDING       (IN YEARS)         PRICE        EXERCISABLE       PRICE
- ----------------- ----------------- ---------------- -------------- --------------- --------------

 $0.50 to $1.50          4,376,600            3.75     $     0.48        1,598,800     $     0.53
=================== ================= ================ ============== =============== ==============

As of March 31, 2008, there was approximately $411,000 in unrecognized compensation cost related to unvested stock options. The amount unrecognized compensation cost will be recognized over its weighted average life of approximately four years.


7. INCOME TAXES

The components of the deferred tax asset are as follows:

                                                MARCH 31,        DECEMBER 31,
                                                  2008               2007
                                               -----------       ------------
         Deferred tax assets:
         Net operating loss carry-forward      $4,815,000        $ 4,815,000
         Less: valuation allowance             (4,815,000)        (4,815,000)
                                               -----------       ------------

         Net deferred tax assets               $       --        $        --
                                               ===========       ============

The Company's operations are headquartered in the State of California and are subject to California state income taxes. The Company had available approximately $9,712,157 and $9,712,157 and of unused Federal and State net operating loss carry-forwards at December 31, 2007 and December 31, 2006, respectively that may be applied against future taxable income. These net operating loss carry-forwards expire through 2024 for Federal purposes. There is no assurance that the Company will realize the benefit of the net operating loss carry-forwards.

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

                                           DECEMBER 31, 2007   DECEMBER 31, 2006
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
                                             ==========           ==========

8. COMMITMENTS

LEASE COMMITMENTS

The Company acquired office space in California in February 2005. The lease was 36 months with an option to renew for 36 months. In February 2008, the Company reduced its California office space by 2,345 rentable square feet entering into a 37 month lease with one month free of charge and an option to renew for a period of three years.

The Company entered into a lease for its office in Florida in October 2005. The lease is for 36 months and there is no renewal option on the lease.

Rental expense was $48,597 and $21,586 for the quarters ended March 31, 2008 and 2007, respectively.

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

TRENDS

Today, similar to the way real estate agents, mortgage bankers, stock brokers and insurance agents have been able to effectively telecommute, tens of thousands of experienced travel sellers operate their businesses virtually. According to a recent report issued by Credit Suisse/First Boston, there are an estimated 35,000 professional, home-based agents. This number is expected to grow to approximately 50,000 agents by 2010, however, no assurances can be made that such expectations will be met.

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

STRATEGY

We intend to aggressively innovate on behalf of travelers, suppliers and travel agents including building a scalable, service-oriented technology platform which will extend across our consumer brands. We expect this to increase the income opportunity+ for our travel network as we will be providing them consumer leads and also drive profitability for the company as we will create travel bookings at a lower commission payout than our existing host travel agent programs.

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

RESULTS OF OPERATIONS THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2007

GROSS TRAVEL BOOKINGS

Gross travel bookings for the three months ended March 31, 2008 increased to $20,801,585 compared to adjusted gross bookings of $19,521,292 for the three months ended March 31, 2007. Gross travel bookings refers to the total dollar value, inclusive of all taxes and fees, of all travel services purchased by consumers. The term "gross travel bookings" is a "non-GAAP financial measure, as such term is defined by the Securities and Exchange Commission, and may differ from non-GAAP financial measures used by other companies. The measure of "gross travel bookings" is in no way derived from the financial statements. Revenue recorded in the Company's financial statements represents a percentage of commissions or ticketing fees paid by travel suppliers on travel bookings, membership services revenue and override commissions from travel suppliers. The Company believes that the measure "gross travel bookings" is useful for investors to evaluate the Company's future ongoing performance because they enable a more meaningful comparison of the activity levels of the Company's travel agent network with its historical results from prior periods.

REVENUE

Revenues for the three months ended March 31, 2008 were $1,938,449 compared to $2,472,733 for the three months ended March 31, 2007. During the three months ended March 31, 2008, the Company took a reserve against revenues of 15%.

Offsetting the decrease is the fact that the Company no longer recognizes advertising revenue, supplier overrides, tour conductor revenue from group sales and membership revenue until payment is received.
Therefore, these revenues were not included in the results for the three months ended March 31, 2008. Based on these changes, the revenue for the three months ended March 31, 2007 would have been approximately $1,834,644.

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

Marketing and sales expenses for the three months ended March 31, 2008 were $1,693,104 compared to $2,203,781 for the three months ended March 31, 2007. The decrease of $510,677 was primarily due to a decrease in payments to our travel agents. Selling and marketing expenses relate to travel agent commissions, direct advertising and distribution expense, including traffic generation from Internet, search engines, private label and affiliate programs.

GENERAL AND ADMINISTRATIVE

General and Administrative expenses for the three months ended March 31, 2008 increased to $695,752 from $682,482 for three months ended March 31, 2007. The increase of $13,267 was due to expenses for professional fees. We expect absolute amounts spent on corporate personnel and professional service to increase over time as we develop new business units requiring additional headcount and continue incurring incremental costs associated with being a public company.

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

Technology and content expenses for the three months ended March 31, 2008 were $30,199 compared to $24,815 for the three months ended March 31, 2007. Given the increasing complexity of our business, geographic expansion, increased supplier integration, service-oriented architecture improvements and other initiatives, we expect absolute amounts spent in technology and content to increase over time. The Company recently hired a Chief Technology Officer.

ACCRUED LIABILITY RELATED TO WARRANTS AND STOCK PURCHASE RIGHTS

The Company accounts for freestanding derivative financial instruments potentially settled in its own common stock under Emerging Issues Task Force ("EITF") Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." As the Company potentially does not have sufficient authorized shares available to settle its open stock-based contracts, the initial fair value of the applicable contracts (consisting primarily of non-employee stock warrants and rights to purchase common stock) (see Note 5) has been classified as "accrued liability related to warrants and stock purchase rights" on the accompanying balance sheet and measured subsequently at fair value (based on a Black-Scholes computation), with gains and losses included in the statement of operations. The accrued liability has a balance of $14,880 as of March 31, 2007. The balance at March 31, 2008 was reduced to $0 due to the approval of the increase in the authorized shares of the company.

Net other income for the three months ended March 31, 2008 was $312 Compared to $1,441,008 in the three months ended March 31, 2007 which primarily reflected the additional income as a result of the reversal of the Accrued Liability Related to Warrants and Stock Purchase Rights when the increase in the amount of authorized shares of the Company was approved.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash balance decreased to $202,393 at March 31, 2008 compared to $2,659,276 at March 31, 2007. The Company has recovered cash from trade accounts receivable. The Accounts Receivable had a balance of $3,345,436 at the end of the period. During the three months ended March 31, 2008 the Company issued $9,714 in shares for services.

PROFITABILITY/LOSS

Net loss for the three months ended March 31, 2008 was $494,215 compared to net income of $1,002,660 for the three months ended March 31, 2007.

The increase in net income during the three months ended March 31, 2007 was due to a reduction in the provision of the accrued liability of related to warrants and stock purchase rights. The Company's operating loss for the three months ended March 31, 2008 was $494,527 compared to an operating loss of $438,348 for the three months ended March 31, 2007.

Our business continues to be dominated by complex leisure travel. Commission revenue for these types of bookings is paid to the company by travel suppliers, typically upon completion of the travel. Because the average time lag between booking travel and receiving the commission is approximately six months, we determined it prudent to recognize a reserve against revenues for the possibility of cancellations or other factors. Therefore, we recognized a reserve equal to 15% of the gross commissions generated for the three months ended March 31, 2008. The company will be monitoring receivables and adjusting the reserve levels on a regular basis, as required.

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

Notwithstanding the issues described below, the current management has concluded that the consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-QSB are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States for each of the periods presented herein.

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

In connection with the preparation of this Report on Form 10QSB, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures, the Company's management completed its assessment of the effectiveness of the Company's internal control over financial reporting, guided by the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in "Internal Control-Integrated Framework". Management has concluded as a result that its disclosure controls and procedures are considered sufficient and effective at the reasonable assurance level as of March 31, 2008.

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

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of March 31, 2008, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the quarter ended March 31, 2008, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.


PART II. OTHER INFORMATION

Item 1. Legal proceedings                                                   NONE

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2008, the Company issued 20,000 shares of common stock valued at $0.25 per share and 14,286 shares of common stock valued at $0.33 per share for services rendered. No shares were issued for cash.

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

                                           TRAVELSTAR, INC.
Date: May 20, 2008
                                           By: /s/ William Alverson
                                               ---------------------------------
                                               Chief Executive Officer

                                           By: /s/ Katherine West
                                               ---------------------------------
                                               Chief Financial Officer